Form 10-Q
period 1996-03-31
INNOVIR LABORATORIES INC
filed 1996-05-15
CIK 901099

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1996
                                       Or
              [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from____________ to__________

                               -------------------

                           INNOVIR LABORATORIES, INC.
             (Exact name of Registrant as specified in its Charter)

                         Commission File Number 0-21972

Delaware                                    13-3536290
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

510 East 73rd Street                        (212) 249-4703
New York, NY 10021                          (Registrant's telephone number)
(Address of Principal Executive Offices)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [ X ]     No [ ]

The number of shares of the Registrant's common stock outstanding as of May 8, 1996 was: 5,630,671.

                     Table of contents is located on page 2.

INNOVIR LABORATORIES, INC.
CONTENTS

PART I.  FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----
Item 1.  Financial Statements:

         Condensed Balance Sheets as of March 31, 1996 and
         September 30, 1995                                                    3

         Condensed Statements of Operations for the three
         months and the six months ended March 31, 1996 and
         1995 and for the period from September 1, 1989
         (inception) to March 31, 1996                                         5

         Condensed Statement of Stockholders' Equity for the six
         months ended March 31, 1996                                           6

         Condensed Statements of Cash Flows for the six months
         ended March 31, 1996 and 1995 and for the period from
         September 1, 1989 (inception) to March 31, 1996                       7

         Notes to Condensed Financial Statements                               8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  12

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    17

Item 2.  Changes in Securities                                                17

Item 6.  Exhibits and Reports on Form 8-K                                     17


                                                               INNOVIR LABORATORIES, INC.
                                                            (a development stage enterprise)
                                                                CONDENSED BALANCE SHEETS
                                                                       (unaudited)


                                                                      March 31,                           September 30,
                                                                        1996                                   1995
                                                                   -------------                          ------------


ASSETS:
Current assets:
  Cash and cash equivalents                                           $2,834,240                            $1,836,984
  Prepaid expenses and other current assets                              102,319                               178,833
                                                                   -------------                          ------------
    Total current assets                                               2,936,559                             2,015,817

Fixed assets, less accumulated depreciation and
  amortization of $775,508 at March 31, 1996 and
  $575,864 at September 30, 1995                                       1,031,730                               846,344

Other assets                                                             294,184                               342,724
                                                                   -------------                          ------------
     Total assets                                                     $4,262,473                            $3,204,885
                                                                   =============                          ============

                                                                       (continued)



                                                               INNOVIR LABORATORIES, INC.
                                                            (a development stage enterprise)
                                                          CONDENSED BALANCE SHEETS (continued)
                                                                       (unaudited)

                                                                       March 31,                          September 30,
                                                                         1996                                 1995
                                                                   -------------                          ------------

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable and accrued expenses                                 $570,012                              $660,256
  Accrued interest - warrantholder                                        10,503                                13,003
  Term note payable - warrantholder; current portion                     125,000                                62,500
  Capital leases - current portion                                       224,957                               173,627
                                                                   -------------                          ------------
    Total current liabilities                                            930,472                               909,386

Term note payable - warrantholder; includes accrued interest             162,845                               225,345
Capital leases                                                           406,751                               458,435
                                                                   -------------                          ------------
    Total liabilities                                                  1,500,068                             1,593,166
                                                                   -------------                          ------------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $.06; 15,000,000 shares authorized:
   Class B Convertible Preferred Stock; 2,500,000 shares
     designated; shares issued and outstanding - 297,000 at
     March 31, 1996 and 427,500 at September 30, 1995
     (liquidation value, $1,485,000 and $2,137,500 respectively)          17,820                                25,650
   Class C Convertible Preferred Stock; 1,000,000 shares
     designated; shares issued and outstanding - 505,000 at
     March 31, 1996 (liquidation value, $2,614,993)                       30,300
  Common stock, par value $.013; 35,000,000 shares
    authorized; shares issued and outstanding - 5,468,614 at
    March 31, 1996 and 3,986,339 at September 30, 1995                    71,092                                51,822
  Additional paid-in capital                                          24,139,892                            17,628,038
  Unearned compensation                                               (1,829,215)                             (177,083)
  Deficit accumulated during the development stage                   (19,667,484)                          (15,916,708)
                                                                   -------------                          ------------
      Total stockholders' equity                                       2,762,405                             1,611,719
                                                                   -------------                          ------------
      Total liabilities and stockholders' equity                      $4,262,473                            $3,204,885
                                                                   =============                          ============

                                               See accompanying notes to the financial statements


                                                             INNOVIR LABORATORIES, INC.
                                                          (a development stage enterprise)
                                                         CONDENSED STATEMENTS OF OPERATIONS
                                                                    (unaudited)

                                                                                                                 Cumulative
                                           For the three months ended         For the six months ended                Since
                                                   March 31:                         March 31:                 September 1,
                                         -----------------------------      ---------------------------                1989
                                                  1996            1995               1996          1995          (inception)
                                         -----------------------------      ---------------------------        -------------
Revenues:
   Interest income                             $44,221         $13,049            $79,673       $29,524            $326,862
                                         -----------------------------      ---------------------------        -------------

Expenses:
   Research and development                    983,872         682,992          1,831,295     1,378,171           10,322,719
   General and administrative                  557,472         418,210          1,113,602       863,192            7,171,488
   Compensation expense incurred in
     connection with the issuance of
     warrants and stock options
     (non-cash charge)                         530,212                            808,993                            881,910
   Interest                                     38,709          24,866             76,559        50,946            1,211,067
                                         -----------------------------      ---------------------------        -------------
     Total expenses                          2,110,265       1,126,068          3,830,449     2,292,309           19,587,184
                                         -----------------------------      ---------------------------        -------------
Loss before extraordinary item              (2,066,044)     (1,113,019)        (3,750,776)   (2,262,785)         (19,260,322)
Extraordinary item: loss on early
  extinguishment of debt                                                                                            (407,162)
                                         -----------------------------      ---------------------------        -------------
Net loss                                   ($2,066,044)    ($1,113,019)       ($3,750,776)   $2,262,785)        ($19,667,484)
                                         =============================      ===========================        =============
Loss per share data:

  Weighted average number of common
    shares outstanding                       4,783,152       3,460,558          4,494,224     3,340,963
                                         =============================      ===========================
  Net loss per share                            ($0.43)         ($0.32)            ($0.83)       ($0.68)
                                         =============================      ===========================

                                                  See accompanying notes to the financial statements


                                            INNOVIR LABORATORIES, INC.
                                         (a development stage enterprise)
                                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                     For the six months ended March 31, 1996
                                                   (unaudited)


                                                                  Class B Convertible     Class C Convertible
                                                                    Preferred Stock        Preferred Stock           Common Stock
                                                                   Shares    Amount       Shares      Amount       Shares     Amount
                                                                 --------  --------     --------   ---------   ----------   --------
Balance, September 30, 1995                                       427,500   $25,650                             3,986,339    $51,822

Exercise of warrants ($.05 per share)                                                                             525,000      6,825
Sale of Class C Convertible Preferred Stock in
    November and December 1995 for cash ($5.00 per
    preferred share)                                                                     960,000     $57,600
Costs incurred in connection with issuances of equity securities
Issuance of warrants in November 1995 and January 1996
     in connection with consulting agreements and finders'
     fee arrangements
Amortization of unearned compensation
Compensation expense in connection with the issuance
      of stock options
Conversions of Class B Preferred Stock into common stock         (130,500)   (7,830)                              164,871      2,144
Conversions of Class C Preferred Stock into common stock                                (455,000)    (27,300)     792,404     10,301
Net loss for the six months ended March 31, 1996
                                                                 --------  --------     --------    --------    ---------  ---------
Balance, March 31, 1996                                           297,000   $17,820      505,000     $30,300    5,468,614    $71,092
                                                                 ========  ========     ========    ========    =========   ========

                               See accompanying notes to the financial statements



                                            INNOVIR LABORATORIES, INC.
                                         (a development stage enterprise)
                                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                     For the six months ended March 31, 1996
                                                   (unaudited)
                                                                                                             Deficit
                                                                                                         Accumulated
                                                                      Additional         Unearned         During the
                                                                         Paid-in          Compen-        Development
                                                                         Capital           sation              Stage         Total
                                                                     -----------       ----------       ------------    ----------
Balance, September 30, 1995                                          $17,628,038        ($177,083)      ($15,916,708)   $1,611,719

Exercise of warrants ($.05 per share)                                     19,425                                            26,250
Sale of Class C Convertible Preferred Stock in
    November and December 1995 for cash ($5.00 per
    preferred share)                                                   4,742,400                                         4,800,000
Costs incurred in connection with issuances of equity securities        (733,781)                                         (733,781)
Issuance of warrants in November 1995 and January 1996
     in connection with consulting agreements and finders'
     fee arrangements                                                  2,443,125       (2,443,125)
Amortization of unearned compensation                                                     790,993                          790,993
Compensation expense in connection with the issuance
      of stock options                                                    18,000                                            18,000
Conversions of Class B Preferred Stock into common stock                   5,686
Conversions of Class C Preferred Stock into common stock                  16,999
Net loss for the six months ended March 31, 1996                                                          (3,750,776)   (3,750,776)
                                                                     -----------      -----------       ------------    ----------
Balance, March 31, 1996                                              $24,139,892      ($1,829,215)      ($19,667,484)   $2,762,405
                                                                     ===========      ===========       ============    ==========

                               See accompanying notes to the financial statements


                                          INNOVIR LABORATORIES, INC.
                                       (a development stage enterprise)
                                      CONDENSED STATEMENTS OF CASH FLOWS

                               Increase (Decrease) in Cash and Cash Equivalents
                                                  (unaudited)

                                                                                    For the six months ended              Cumulative
                                                                                           March 31                            Since
                                                                               --------------------------------         September 1,
                                                                                      1996                 1995                1989
                                                                                      ----                 ----                ----
Cash flows from operating activities:

  Net loss during development stage                                            ($3,750,776)         ($2,262,785)       ($19,667,484)
  Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                277,644              119,907             979,581
      Amortization of deferred financing costs                                      15,100                7,692             276,250
      Amortization of note payable discounts                                                                                 79,947
      Other non-cash expenses including compensation expense                       808,993               35,000           1,428,387
      Loss on early extinguishment of debt                                                                                  407,162
      Changes in assets and liabilities:
        Decrease (increase) in prepaid expenses and other current assets            76,514               37,653            (102,319)
        (Increase) in other assets                                                 (44,560)                (787)           (160,925)
        (Decrease) increase in accounts payable and accrued expenses              (106,756)              33,271             910,141
                                                                               --------------------------------       --------------
           Net cash used in operating activities                                (2,723,841)          (2,030,049)        (15,849,260)
                                                                               --------------------------------       --------------
Cash flows from investing activities:

  Capital expenditures                                                            (291,516)             (31,050)         (1,203,928)
                                                                               --------------------------------       --------------
          Net cash used in investing activities                                   (291,516)             (31,050)         (1,203,928)
                                                                               --------------------------------       --------------
Cash flows from financing activities:

  Proceeds from notes payable                                                                                             5,755,205
  Principal payments under capital lease obligations                               (88,905)             (46,713)           (232,072)
  Increase in deferred financing costs                                              (8,711)              (7,500)           (555,577)
  Repayment of notes payable                                                                                             (2,597,216)
  Proceeds from issuance of equity securities, less offering expenses            4,110,229            1,011,710          17,518,539
  Purchase of treasury stock                                                                                                 (1,451)
                                                                               --------------------------------       --------------
          Net cash provided by financing activities                              4,012,613              957,497          19,887,428
                                                                               --------------------------------       --------------
          Net  increase (decrease) in cash and cash equivalents                    997,256           (1,103,602)          2,834,240
Cash and cash equivalents, beginning of period                                   1,836,984            1,908,983
                                                                               --------------------------------       --------------
          Cash and cash equivalents, end of period                              $2,834,240             $805,381          $2,834,240
                                                                               ===========         ============       ==============
Supplemental disclosure of cash flow information:
   Cash paid for interest                                                          $79,058              $53,546            $352,642
                                                                               ===========         ============       ==============

                                                    See accompanying notes to the financial statements

                           INNOVIR LABORATORIES, INC.
                        (a development stage enterprise)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1. The condensed interim financial statements of Innovir Laboratories, Inc. (the "Company") reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of the Company's management, necessary for a fair presentation of the Company's results of operations for the respective periods presented. Operating results for any interim period are not necessarily indicative of results for a full year. These notes do not include all the information required by Generally Accepted Accounting Principles. The condensed interim financial statements should be read in conjunction with the audited financial statements included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1995.

2.   Statements of Cash Flows - Supplemental schedule of noncash activities:

     Included in accounts payable were approximately $63,000 and $81,000 of costs incurred in connection with the Company's issuance of equity securities, and approximately $12,000 and $8,000 of fixed assets, at March 31, 1996 and 1995, respectively.

     Capital lease obligations of approximately $89,000 and $38,000 were incurred during the six months ended March 31, 1996 and 1995, respectively, when the Company leased new equipment.

     During the six months ended March 31, 1996, the Company amended 250,000 previously issued warrants, and issued an additional 915,000 warrants, to purchase common stock in connection with various consulting agreements and finders' fee arrangements entered into by the Company. The fair market value of such warrants at the date of amendment or issuance was approximately $2,443,000.

3. In November 1995, the Company commenced a private placement of its securities to raise equity financing (the "95 Offering"). In connection with the 95 Offering, the Company's Board of Directors designated one million shares of preferred stock as Class C Convertible Preferred Stock ("C Preferred Stock"). Holders of C Preferred Stock have no voting rights and are not entitled to receive dividends. C Preferred Stockholders have a liquidation preference, in the event of a liquidation, dissolution, or winding down of the Company, equal to the sum of $5.00 per share (the "C Issue Price") plus an amount equal to 10% of the C Issue Price, per annum, for the period that has passed since their respective date of issuance. The liquidation preference is on a parity with the Class B Convertible Preferred Stockholders. The C Preferred Stock's conversion feature provides for each share of C Preferred Stock to be converted into shares of the Company's common stock at a floating rate equal to the result of dividing:
     (i) the sum of the C Issue Price plus an amount equal to 10% of the C Issue Price, per annum, for the number of days between the date of issuance, as defined, and the date of conversion, as defined, of each share of C Preferred Stock by (ii) the lesser of: (a) the average closing bid price of the Company's common stock for the five trading days ending on November 17, 1995

                           INNOVIR LABORATORIES, INC.
                        (a development stage enterprise)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (CONTINUED)

     (which was $3.4375), or (b) 85% of the average closing bid price of the Company's common stock for the five trading days immediately preceding the date of conversion, as defined. Each share of C Preferred Stock that remains outstanding on November 17, 1997 will automatically be converted to common stock in accordance with the formula above. The Company has the right to redeem, in whole or in part, any C Preferred Stock submitted for conversion, in cash, in accordance with a defined formula. During November and December 1995, the Company raised approximately $4 million, after expenses, from the sale of 960,000 shares of C Preferred Stock at $5 per share.

     In connection with the 95 Offering, the Company paid fees to a Placement Agent and issued 139,636 warrants (the "Placement Warrants") to purchase an equal number of shares of the Company's common stock at $3.78 per share. The number of shares of common stock to be issued upon exercise of the Placement Warrants may be reduced, as defined, in the event the Placement Agent elects a cashless exercise option. The Placement Warrants are fully vested and expire on December 1, 2000. The Placement Warrants contain antidilution and other defined adjustment provisions.

4. In March 1995, the Company entered into a two year consulting agreement (the "Baron Agreement") with Baron Financial Services, Inc. ("Baron"), an affiliate of A.R. Baron & Co., Inc., the Company's underwriter and principal market maker, to provide financial and other advisory services. As compensation for the Baron Agreement, the Company issued to Baron 250,000 warrants (the "Baron Warrants") to purchase an equal number of shares of common stock at $7.38 per share. The Baron Warrants expire on March 8, 2000, and contain anti-dilution and other defined adjustment provisions. As consideration for an extension of the term of the Baron Agreement, during November 1995, the Company amended the Baron Warrants to reduce the exercise price to $.05 per share and issued to Baron 100,000 additional warrants (the "New Baron Warrants") with terms and provisions identical to the amended Baron Warrants except that the New Baron Warrants expire on November 9, 2000. On November 20, 1995, Baron exercised all 250,000 of the amended Baron Warrants.

     In addition, during January 1996, the Company entered into a second consulting agreement with Baron. Pursuant to this agreement, Baron has agreed to provide certain business development advice to the Company. In consideration for these services, the Company made a $400,000 non-interest bearing loan to Baron (the "Loan") and issued a warrant to purchase 250,000 shares of the Company's common stock at $.05 per share. (the "January Baron Warrant"). On February 13, 1996, Baron repaid the loan and exercised the January Baron Warrant.

     The fair market value of the Baron Warrants, the amended Baron Warrants, the New Baron Warrants and the January Baron Warrant will be recognized as an expense as the

                           INNOVIR LABORATORIES, INC.
                        (a development stage enterprise)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (CONTINUED)

     services are rendered. The unamortized amount (unearned compensation) has been included as a reduction in stockholders' equity.

5. In November 1995, the Company entered into consulting agreements with two investment banking companies (the "Investment Agreements") to provide financial and other advisory services through November 1997. In consideration for these services, the Company issued warrants (the "Investment Warrants") to purchase 500,000 shares of the Company's common stock at per share prices of $2.80 or $3.00. The number of shares issuable to one investment company upon the exercise of their warrants is subject to reduction, as defined, in the event the investment company elects a cashless exercise option. The Investment Warrants vest at various dates over the next twelve months and expire on November 9, 2000. The Investment Warrants contain antidilution provisions, as defined. In addition, as consideration for the extension of the term of one Investment Agreement, during January 1996, the Company issued to the investment banking company warrants (the "New Investment Warrants") to purchase 25,000 shares of the Company's common stock at $.05 per share. During February and March 1996, all of the New Investment Warrants were exercised.

     In connection with the Investment Agreements, the Company, as finders' fees, issued 40,000 warrants (the "Finders' Warrants") to two individuals. Each Finders' Warrant entitles the holder to purchase an equal number of shares of the Company's common stock at per share prices of $2.80 or $3.00. The number of shares issuable to one individual upon the exercise of their warrants is subject to reduction, as defined, in the event the individual elects a cashless exercise option. The Finders' Warrants vest at various dates over the next six months and expire on November 9, 2000. The Finders' Warrants contain antidilution provisions, as defined. One of the recipients of the Finders' Warrants is an insurance broker for the Company, who is also a shareholder and warrantholder.

     The fair market value of the Investment Warrants and the Finders' Warrants will be recognized as an expense over the life of the related consulting agreements. The unamortized amount (unearned compensation) has been included as a reduction in stockholders' equity.

6. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") in October 1995. FAS 123 requires companies to estimate the fair value of common stock, stock options, or other equity instruments ("Equity Instruments") issued to employees using pricing models which take into account various factors such as current price of the common stock, volatility and expected life of the Equity Instrument. FAS 123 permits companies to either provide pro forma note disclosure or adjust operating results for the amortization of the estimated value of the Equity Instrument, as compensation expense, over the vesting period of the Equity

                           INNOVIR LABORATORIES, INC.
                        (a development stage enterprise)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (CONTINUED)

     Instrument. The Company has elected to provide pro forma note disclosure which will appear in its financial statements for the year ending September 30, 1997 and, therefore, there will be no effect on the Company's financial position or results of operations.

7. As part of the Company's private placement in November 1995, the Company sold 90,000 shares of C Preferred Stock to an investor. On February 1, 1996, the investor delivered to the Company a notice (the "Notice of Conversion") requesting that the Company convert 60,000 shares of C Preferred Stock into 147,594 shares of the Company's common stock, in accordance with the formula as defined by the C Preferred Stock. The Company declined to comply with the Notice of Conversion on the grounds, among others, that the Company believed the investor was seeking to deliver the shares of common stock to be obtained upon such conversion to cover a short position in direct violation of the subscription agreement with the Company executed by the investor at the time it acquired the C Preferred Stock. On February 28, 1996, the Company was named as a defendant in an action filed by the investor alleging that the Company wrongfully refused to honor the investor's Notice of Conversion, demanding conversion of the C Preferred Stock held by the investor and seeking damages which the investor alleges may be in excess of $1,000,000. On March 20, 1996, the Company and the investor agreed that the Company would honor the Notice of Conversion and a second notice of conversion for the remaining 30,000 shares of C Preferred Stock held by the investor and convert all 90,000 shares of C Preferred Stock into 192,557 shares of common stock, 54,000 shares of which would be held in escrow pending further agreement between the parties or a final adjudication of the investor's claim. In accordance with a stipulation and order entered by the court on that date, the Company delivered to the plaintiff 138,557 shares of common stock and delivered into escrow 54,000 shares of common stock. On April 10, 1996, the Company filed an answer to the investor's complaint, denying liability, asserting affirmative defenses and asserting a counterclaim for damages suffered as a result of the investor's actions. The investor is moving for summary judgment, and the Company is preparing its response. The ultimate resolution of this matter cannot presently be determined. Accordingly, no provision for any liability that may result upon the resolution of this matter has been made in the accompanying financial statements.

8. Certain reclassifications have been made to the financial statements for 1995 and the cumulative period since September 1, 1989 (inception) to March 31, 1996 in order to conform with the current period's presentation.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains forward looking statements which involve risks and uncertainties. Such statements are subject to certain factors which may cause the Company's plans to differ. Factors that may cause such differences include, but are not limited to, the progress of the Company's research and development programs, the Company's ability to obtain additional funds, the Company's ability to compete successfully, the Company's ability to attract and retain qualified personnel, the Company's ability to successfully enter into collaborations with third parties, the Company's ability to enter into and progress in clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents and any necessary licenses, the ability of the Company to establish development and commercialization relationships, the cost of manufacturing, and those other risks discussed under the heading "Risk Factors" included in the Company's Post-Effective Amendment No. 3 to Form S-1 Registration Statement (Reg. No. 33-63142).

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto contained herein.

RESULTS OF OPERATIONS

Since its inception, substantially all of the Company's resources have been applied to research and development, patent and licensing matters and other general and administrative matters. The Company has no commercially viable products and does not anticipate having any for several years.

The independent accountant's report on the Company's financial statements for the year ended September 30, 1995, included in Form 10-K, contains explanatory language with regard to substantial doubt about the Company's ability to continue as a going concern.

THREE MONTHS ENDED MARCH 31, 1996 VS.  MARCH 31, 1995

The Company has had no operating revenues to date and has sustained net losses of $2,066,044 and $1,113,019 for the three months ended March 31, 1996 and 1995, respectively. The increase in losses, period to period, primarily reflects the increased levels of research and development and general and administrative expenses, and an increase in non-cash consulting fee expense with respect to financial and business development advice. In the future, the Company intends to increase its research and development activities, and accordingly, its rate of operating expenditures and losses. The Company expects losses to continue for the foreseeable future.

Interest income increased from $13,049 in 1995 to $44,221 in 1996, an increase of $31,172 or 239%, resulting primarily from earnings on the cash proceeds received during November and December 1995 from the Company's private placement of Class C Convertible Preferred Stock.

Research and development costs increased from $682,992 in 1995 to $983,872 in 1996, an increase of $300,880 or 44%. This increase was principally due to hiring additional research staff, more sophisticated experiments involving higher usage levels of reagents and laboratory supplies in 1996, additional depreciation expense resulting from equipment purchased during 1995 and 1996, rental charges from expanded facilities in 1995 to increase the Company's level of research activities, the start of animal trials for Hepatitis B Virus in 1996, and increased collaborative research.

General and administrative costs increased from $418,210 in 1995 to $557,472 in 1996, an increase of $139,262 or 33%. This increase is due to increased promotional efforts and other stockholder related expenses, legal fees incurred in 1996 relating to litigation with a shareholder (see Note 7 to the Condensed Financial Statements included herein), additional expenses incurred to protect intellectual property and higher insurance premiums.

The Company has entered into consulting agreements with two investment banking companies and Baron Financial Services, Inc., an affiliate of A.R. Baron & Co. Inc., the Company's underwriter and principal market maker, to provide financial and other advisory services. As compensation for these agreements, the Company issued warrants to purchase an equal number of shares of the Company's common stock. The fair market value of these warrants is being recognized as an expense as the services are rendered to the Company. Compensation expense incurred in connection with the issuance of warrants and stock options of $530,212 in 1996 primarily results from expense recognition relating to these consulting agreements.

Interest expense increased from $24,866 in 1995 to $38,709 in 1996, an increase of $13,843 or 56%. This increase was due to new equipment financed under various leasing arrangements.

SIX MONTHS ENDED MARCH 31, 1996 VS.  MARCH 31, 1995

The Company has had no operating revenues to date and has sustained net losses of $3,750,776 and $2,262,785 for the six months ended March 31, 1996 and 1995, respectively. The increase in losses, period to period, primarily reflects the increased levels of research and development and general and administrative expenses, and an increase in non-cash consulting fee expense with respect to financial and business development advice. In the future, the Company intends to increase its research and development activities, and accordingly, its rate of operating expenditures and losses. The Company expects losses to continue for the foreseeable future.

Interest income increased from $29,524 in 1995 to $79,673 in 1996, an increase of $50,149 or 170%, resulting primarily from earnings on the cash proceeds received during November and December 1995 from the Company's private placement of Class C Convertible Preferred Stock.

Research and development costs increased from $1,378,171 in 1995 to $1,831,295 in 1996, an increase of $453,124 or 33%. This increase was principally due to hiring additional research staff, more sophisticated experiments involving higher usage levels of reagents and laboratory supplies in 1996, additional depreciation expense resulting from equipment purchased during 1995 and 1996, rental charges from expanded facilities in 1995 to increase the Company's level of research activities, the start of animal trials for Hepatitis B Virus in 1996 and increased collaborative research.

General and administrative costs increased from $863,192 in 1995 to $1,113,602 in 1996, an increase of $250,410 or 29%. This increase is due to increased promotional efforts and other stockholder related expenses, legal fees incurred in 1996 relating to litigation with a shareholder (see Note 7 to the Condensed Financial Statements included herein), additional expenses incurred to protect intellectual property and higher insurance premiums.

The Company has entered into consulting agreements with two investment banking companies and Baron Financial Services, Inc., an affiliate of A.R. Baron & Co. Inc., the Company's underwriter and principal market maker, to provide financial and other advisory services. As compensation for these agreements, the Company issued warrants to purchase an equal number of shares of the Company's common stock. The fair market value of these warrants is being recognized as an expense as the services are rendered to the Company. Compensation expense incurred in connection with the issuance of warrants and stock options of $808,993 in 1996 primarily results from expense recognition relating to these consulting agreements. Interest expense increased from $50,946 in 1995 to $76,559 in 1996, an increase of $25,613 or 50%. This increase was due to new equipment financed under various leasing arrangements.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1996, the Company had cash and cash equivalents of $2,834,240 as compared to $1,836,984 at September 30, 1995. The Company had working capital of $2,006,087 at March 31, 1996, as compared to working capital of $1,106,431 at September 30, 1995. The increased cash and working capital positions were a result of the proceeds received from the private placement completed in December 1995, offset by the Company's operations for the six months ended March 31, 1996. The Company has funded its operations to date primarily from the proceeds received from the issuance of securities to private and public investors.

In August 1995, the Company filed a registration statement on Form S-4 with the Securities and Exchange Commission (the "SEC") providing for the solicitation of an offer (the "offer") to exercise all outstanding Class A Warrants. Such offer is to issue up to one Class B Warrant (the exact amount to be determined based upon current market conditions) to each holder of a Class A Warrant of the Company who exercises such Class A Warrant, in accordance with its terms, to purchase shares of the Company's common stock, $.013 par value per share, during the offer period. There are approximately 1.8 million Class A Warrants outstanding; if all such warrantholders accept the offer, the Company would issue approximately 1.8 million shares of common stock and up to 1.8 million Class B Warrants, and realize gross proceeds of approximately $7.4 million. While the Company has not withdrawn such registration statement, the Company does not currently intend to proceed with such offering.

In November and December 1995, the Company completed a private placement of its securities to raise equity financing (the "95 Offering"); the 95 Offering was conducted pursuant to the provisions of Regulation S as promulgated under the Securities Act of 1933, as amended. In connection with the 95 Offering, the Company sold 960,000 shares of its Class C Convertible Preferred Stock ("C Preferred Stock") and raised approximately $4 million, after expenses, from such sale. Holders of C Preferred Stock have no voting rights and are not entitled to receive dividends. C Preferred Stockholders have a liquidation preference, in the event of a liquidation, dissolution, or winding down of the Company, equal to the sum of $5.00 per share (the "C Issue Price") plus an amount equal to 10% of the C Issue Price, per annum, for the period that has passed since the dates of issuance to such stockholders. The liquidation preference is on a parity with the holders of Class B Convertible Preferred Stock. The C Preferred Stock's conversion feature provides for each share of C Preferred Stock to be converted into shares of the Company's common stock at a floating rate equal to the result of dividing: (i) the sum of the C Issue Price plus an amount equal to 10% of the C Issue Price, per annum, for the number of days between the date of issuance, as defined, and the date of conversion, as defined, of each share of C Preferred Stock by (ii) the lesser of: (a) the average closing bid price of the Company's common stock for the five trading days ending on November 17, 1995 (the "Fixed Conversion Price") (which was $3.4375), or (b) 85% of the average closing bid price of the Company's common stock for the five trading days immediately preceding the date of conversion, as defined. Each share of C Preferred Stock that remains outstanding on November 17, 1997 will automatically be converted to common stock in accordance with the formula above. The Company has the right to redeem, in whole or in part, any C Preferred Stock submitted for conversion, in cash, in accordance with a defined formula. As of March 31, 1996, based on a conversion price at such date of $3.4375, the Company has reserved approximately 764,000 shares of Common Stock for issuance upon conversion of the issued and outstanding C Preferred Stock; in the event the price of the Company's Common Stock decreases, the number of shares held in reserve with respect to the C Preferred Stock would increase.

On January 26, 1996, the Company and Baron Financial Services, Inc. entered into an agreement pursuant to which Baron Financial Services, Inc will provide certain business development services to the Company. As consideration for these services, the Company made an interest free loan of $400,000 to Baron Financial Services, Inc. and issued to Baron Financial Services Inc. a warrant to purchase 250,000 shares of the Company's common stock at an exercise price of $.05 per share. On February 13, 1996, Baron Financial Services, Inc. repaid the loan and exercised the warrant.

In August 1995, the Company was granted a leasing commitment (the "Lease Line") by a finance company which provides for up to $300,000 to finance laboratory equipment acquisitions. The Company may utilize the Lease Line in increments ("Leases"). The Leases are for 36-month periods with a purchase option at the end of each lease or an option to extend the lease for a one-year term. The Company must provide security deposits of 35% of the cost of the equipment financed. As of March 31, 1996, the Company had utilized approximately $222,000 of the Lease Line. In connection with the Lease Line, the Company issued to the lessor a seven-year warrant to purchase 2,526 shares of Common Stock at $9.50 per share. The fair market value of such warrant on the date of issuance was deemed to be $24,000.

Planned operations for 1996 currently contemplate expenditures for capital assets of approximately $850,000, mainly consisting of laboratory equipment and leasehold improvements as the Company expands into, and renovates, additional office and laboratory space which it has leased effective in December 1995. As a result of the Company's intention to continue increasing its research and development activities, the Company expects that more office and laboratory space will eventually be necessary, for which renovations may be required, and an additional lease line may need to be negotiated. The Company will finalize plans for such additional capital expenditures when, and if, these leasing arrangements are consummated. However, there can be no assurance that the Company will successfully enter into such new arrangements.

The Company expects to incur substantial expenditures in the foreseeable future for the research and development and commercialization of its proposed products and the upgrading of its laboratory facilities. The Company's management believes that, based upon its current business plans, liquid assets will be sufficient to fund its operations through July 1996. Thereafter, the Company will require additional funds, which it is seeking to raise through public or private equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. There can be no assurance that such additional financing can be obtained on terms reasonable to the Company, if at all. In the event the Company is unable to raise additional capital, planned operations would need to be scaled back or discontinued. No other sources of financing are currently available. In addition, the Company has been named as a defendant in an action alleging that the Company wrongfully declined to honor the plaintiff's notice of conversion with respect to the C

Preferred Stock held by the plaintiff. The plaintiff is seeking damages which the plaintiff alleges may be in excess of $1,000,000. While the Company believes that the ultimate resolution of the litigation will be resolved without a materially adverse effect on the Company's business or financial position, no assurances can be given as to the ultimate outcome of or the costs in defending this litigation. Such costs and monetary damages awarded to the plaintiff, if any, would accelerate the exhaustion of the Company's cash and cash equivalents.

IMPACT OF THE ADOPTION OF RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation" ("FAS 123") in October 1995. FAS 123 requires companies to estimate the fair value of common stock, stock options, or other equity instruments ("Equity Instruments") issued to employees using pricing models which take into account various factors such as current price of the common stock, volatility and expected life of the Equity Instrument. FAS 123 permits companies to either provide proforma note disclosure or adjust operating results for the amortization of the estimated value of the Equity Instrument, as compensation expense, over the vesting period of the Equity Instrument. The Company has elected to provide pro forma note disclosure which will appear in its financial statements for the year ending September 30, 1997 and therefore, there will be no effect on the Company's financial position or results of operations.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

     The Company has been named as a defendant in an action captioned Mifal Klita v. Innovir Laboratories, Inc., Swartz Investments, LLC f/k/a Swartz Investments, Inc., and Registrar and Transfer Company, filed on February 28, 1996 in the Supreme Court of the State of New York in the County of New York, alleging that the Company wrongfully refused to honor the plaintiff's notice of conversion with respect to C Preferred Stock held by the plaintiff and seeking damages which the plaintiff-investor alleges may be in excess of $1,000,000. On February 1, 1996, the plaintiff, an investor in the Company's private placement of C Preferred Stock, delivered to the Company a notice (the "Notice of Conversion") requesting that the Company convert 60,000 shares of C Preferred Stock into 147,594 shares of Common Stock, based upon the five-day average closing bid price of the Common Stock immediately preceding the date of the Notice of Conversion; at the Fixed Conversion Price, the plaintiff's C Preferred Stock would be converted into 88,851 shares of Common Stock. The Company declined to comply with the Notice of Conversion on the grounds, among others, that the Company believed the plaintiff was seeking to deliver the shares of Common Stock to be obtained upon such conversion to cover a short position in direct violation of the subscription agreement with the Company executed by the plaintiff at the time it acquired the C Preferred Stock. On March 20, 1996, the Company and the plaintiff agreed that the Company would honor the Notice of Conversion and a second notice of conversion for the remaining 30,000 shares of C Preferred Stock held by the plaintiff and convert all 90,000 shares of C Preferred Stock into 192,557 shares of Common Stock, 54,00 shares of which would be held in escrow pending further agreement between the parties or a final adjudication of the plaintiff's claim. In accordance with the stipulation and order entered by the court, the Company delivered to the plaintiff 138,557 shares of Common Stock and delivered into escrow 54,000 shares of Common Stock. On April 10, 1996, the Company filed an answer to the plaintiff's complaint, denying liability, asserting affirmative defenses and asserting a counterclaim for damages suffered as a result of plaintiff's actions. Plaintiff is moving for summary judgment, and the Company is preparing its response. The Company intends to vigorously defend against the claims asserted against it. While the Company believes that the litigation will be resolved without a materially adverse effect on the Company's business or financial position, no assurances can be given as to the ultimate outcome of or the costs in defending this litigation.

Item 2.  Changes in Securties.

     In connection with the Company's private placement completed in May 1995, the Company's Board of Directors designated 2,500,000 shares of preferred stock as Class B Convertible Preferred Stock ("B Preferred Stock"). Holders of B Preferred Stock have no voting rights and are entitled to receive dividends equal to common stockholders on a per share basis as if the B Preferred Stock had been converted into Common Stock. Holders of B Preferred Stock also have a liquidation preference of $5.00 per share, or such greater amount as determined by the Board of Directors, in the event of a liquidation, dissolution, or winding up of the Company. The conversion feature of the B Preferred Stock provides for each share of B Preferred Stock to be converted into shares of Common Stock at a floating rate equal to the product of dividing $5.00 by 65% of the average of the closing bid price of the Common Stock for the five days preceding conversion, as defined. The average closing bid price per share for the purposes of such calculation shall not be less than $5.00. An aggregate of 824,000 shares of B Preferred Stock were sold and issued in connection with this private placement.

     In connection with the Company's private placement completed in December 1995, the Company's Board of Directors designated 1,000,000 shares of preferred stock as C Preferred Stock. Holders of C Preferred Stock have no voting rights and are not entitled to receive dividends. Holders of C Preferred Stock also have a liquidation preference, in the event of a liquidation, dissolution, or winding up of the Company, equal to the sum of $5.00 per share (the "C Issue Price") plus an amount equal to 10% of the C Issue Price, per annum, for the period that has passed since their respective date of issuance. The conversion feature of the C Preferred Stock provides for each share of C Preferred Stock to be converted into shares of Common Stock at a floating rate equal to the result of dividing: (i) the sum of $5.00 per share (the "C Issue Price") plus an amount equal to 10% of the C Issue Price, per annum, for the number of days between the date of issuance, as defined, and the date of conversion, as defined, of each share of C Preferred Stock by (ii) the lesser of: (a) the average closing bid price of the Common Stock for the five trading days ending on November 17, 1995 or (b) 85% of the average closing bid price of the Common Stock for the five trading days immediately preceding the date of conversions, as defined. Each share of C Preferred Stock that remains outstanding on November 17, 1997 will automatically be converted to common stock in accordance with the formula above. An aggregate of 960,000 shares of C Preferred Stock were sold and issued in connection with this private placement.

Item 6.  Exhibits and Reports on Form 8-K

  (a)    Exhibit 3.1: Certificate of Incorporation, as amended.

  (b) Exhibit 11.1: Statement of Computation of Per Share Data for the three months ended March 31, 1996 and 1995.

  (c) Exhibit 11.2: Statement of Computation of Per Share Data for the six months ended March 31, 1996 and 1995.

  (d)    Exhibit 27: Financial Data Schedule

  (e) No reports on Form 8-K were filed during the quarter ended March 31, 1996.

All other Items of this report are inapplicable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 13, 1996

                           INNOVIR LABORATORIES, INC.



                           By: /s/  ALLAN R. GOLDBERG
                               -----------------------------------------
                                    Allan R. Goldberg
                                    Chairman and Chief Executive Officer
                                    (Principal executive officer)



                           By: /s/  GARY POKRASSA
                               -------------------------------------------------
                                    Gary Pokrassa
                                    Vice President - Finance
                                    (Principal financial and accounting officer)