Form 10-Q
period 1996-06-30
INNOVIR LABORATORIES INC
filed 1996-08-14
CIK 901099

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1996

                                       Or

              [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from____________ to_____________

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

                               Yes [X]   No [ ]

The number of shares of the Registrant's common stock outstanding as of August 9, 1996 was: 5,956,559.

                     Table of contents is located on page 2.

INNOVIR LABORATORIES, INC.
CONTENTS
- --------


PART I. FINANCIAL INFORMATION

                                                                         PAGE
                                                                         ----

Item 1. Financial Statements:

        Condensed Balance Sheets as of June 30, 1996 and
        September 30, 1995 ............................................    3

        Condensed Statements of Operations for the three
        months and the nine months ended June 30, 1996 and
        1995 and for the period from September 1, 1989
        (inception) to June 30, 1996 ..................................    5

        Condensed Statement of Stockholders' Equity for the
        nine months ended June 30, 1996 ...............................    6

        Condensed Statements of Cash Flows for the nine
        months ended June 30, 1996 and 1995 and for the
        period from September 1, 1989 (inception) to June 30, 1996 ....    7

        Notes to Condensed Financial Statements .......................    8

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations ...........................   13

PART II. OTHER INFORMATION

Item 1. Legal Proceedings .............................................   18

Item 6. Exhibits and Reports on Form 8-K ..............................   19

                           INNOVIR LABORATORIES, INC.
                        (a development stage enterprise)
                            CONDENSED BALANCE SHEETS
                                   (unaudited)


                                                                       June 30,     September 30,
                                                                         1996           1995
                                                                    ------------    ------------

ASSETS:

Current assets:
  Cash and cash equivalents ......................................  $  1,013,056    $  1,836,984
  Prepaid expenses and other current assets ......................        75,452         178,833
                                                                    ------------    ------------
    Total current assets .........................................     1,088,508       2,015,817

Fixed assets, less accumulated depreciation and
  amortization of $906,318 at June 30, 1996 and
  $575,864 at September 30, 1995 .................................     1,433,480         846,344

Other assets .....................................................       296,930         342,724
                                                                    ------------    ------------
     Total assets ................................................  $  2,818,918    $  3,204,885
                                                                    ============    ============

                                   (continued)

                           INNOVIR LABORATORIES, INC.
                        (a development stage enterprise)
                      CONDENSED BALANCE SHEETS (continued)
                                   (unaudited)


                                                                       June 30,     September 30,
                                                                         1996           1995
                                                                    ------------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable and accrued expenses ..........................  $    658,785    $    660,256
  Accrued interest -- warrantholder ..............................        10,920          13,003
  Term note payable -- warrantholder; current portion ............       125,000          62,500
  Capital leases -- current portion ..............................       257,416         173,627
                                                                    ------------    ------------
    Total current liabilities ....................................     1,052,121         909,386

Term note payable -- warrantholder; includes accrued interest ....       131,595         225,345
Capital leases ...................................................       563,293         458,435
                                                                    ------------    ------------
    Total liabilities ............................................     1,747,009       1,593,166
                                                                    ------------    ------------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $.06; 15,000,000 shares authorized:
   Class B Convertible Preferred Stock; 2,500,000 shares
     designated; shares issued and outstanding -- 297,000 at
     June 30, 1996 and 427,500 at September 30, 1995
     (liquidation value, $1,485,000 and $2,137,500, respectively) .       17,820          25,650
   Class C Convertible Preferred Stock; 1,000,000 shares
     designated; shares issued and outstanding -- 320,000 at
     June 30, 1996 (liquidation value, $1,697,508) ...............        19,200
  Common stock, par value $.013; 35,000,000 shares
     authorized; shares issued and outstanding -- 5,874,510 at
     June 30, 1996 and 3,986,339 at September 30, 1995 ...........        76,369          51,822
  Additional paid-in capital .....................................    24,108,186      17,628,038
  Unearned compensation ..........................................      (109,062)       (177,083)
  Deficit accumulated during the development stage ...............   (23,040,604)    (15,916,708)
                                                                    ------------    ------------
      Total stockholders' equity .................................     1,071,909       1,611,719
                                                                    ------------    ------------
      Total liabilities and stockholders' equity .................  $  2,818,918    $  3,204,885
                                                                    ============    ============



               See accompanying notes to the financial statements

                           INNOVIR LABORATORIES, INC.
                        (a development stage enterprise)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                                                                       Cumulative
                                                      For the three months ended     For the nine months ended           Since
                                                                  June 30:                     June 30:               September 1,
                                                     ---------------------------     ---------------------------          1989
                                                         1996            1995           1996            1995          (inception)
                                                     -----------     -----------     -----------     -----------     ------------
Revenues:
   Interest income ................................. $    22,559     $    37,564      $  102,232     $    67,089      $   349,421
                                                     -----------     -----------     -----------     -----------     ------------

Expenses:
   Research and development ........................     942,023         699,614       2,773,318       2,077,785       11,264,742
   General and administrative ......................     652,972         614,383       1,766,574       1,477,575        7,824,460
   Compensation expense incurred in
      connection with the issuance of
      warrants and stock options (non-cash charge) .   1,756,153          43,750       2,565,146          43,750        2,638,063
   Interest ........................................      44,531          24,050         121,090          74,996        1,255,598
                                                     -----------     -----------     -----------     -----------     ------------
     Total expenses ................................   3,395,679       1,381,797       7,226,128       3,674,106       22,982,863
                                                     -----------     -----------     -----------     -----------     ------------
Loss before extraordinary item .....................  (3,373,120)     (1,344,233)     (7,123,896)     (3,607,017)     (22,633,442)
Extraordinary item: loss on early
  extinguishment of debt ...........................                                                                     (407,162)
                                                     -----------     -----------     -----------     -----------     ------------
Net loss ........................................... ($3,373,120)    ($1,344,233)    ($7,123,896)    ($3,607,017)    ($23,040,604)
                                                     ===========     ===========     ===========     ===========     ============


Loss per share data:

  Weighted average number of common shares
    outstanding ....................................   5,740,638       3,589,496       4,908,179       3,423,807
                                                     ===========     ===========     ===========     ===========
  Net loss per share ...............................      ($0.59)         ($0.37)         ($1.45)         ($1.05)
                                                     ===========     ===========     ===========     ===========

               See accompanying notes to the financial statements

                           INNOVIR LABORATORIES, INC.
                        (a development stage enterprise)
                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                     For the nine months ended June 30, 1996
                                   (unaudited)



                                                                   Class B Convertible  Class C Convertible
                                                                     Preferred Stock      Preferred Stock          Common Stock
                                                                  Shares      Amount     Shares     Amount       Shares    Amount
                                                                 --------    --------   --------   --------    ----------  --------

Balance, September 30, 1995 ...................................   427,500     $25,650                           3,986,339   $51,822

Exercise of warrants ($.05 per share) .........................                                                   625,000     8,125
Sale of Class C Convertible Preferred Stock in
  November and December 1995 for cash ($5.00 per
  preferred share) ............................................                          960,000    $57,600
Costs incurred in connection with issuances of equity
  securities
Issuance of warrants in November 1995 and January 1996
   in connection with consulting agreements and finders'
   fee arrangements
Amortization of unearned compensation
Compensation expense in connection with the issuance
  of stock options ............................................
Conversions of Class B Preferred Stock into common stock ......  (130,500)     (7,830)                            164,871     2,144
Conversions of Class C Preferred Stock into common stock ......                         (640,000)   (38,400)    1,098,300    14,278
Net loss for the nine months ended June 30, 1996 ..............
                                                                 --------    --------   --------   --------    ----------  --------
Balance, June 30, 1996 ........................................   297,000     $17,820    320,000    $19,200     5,874,510   $76,369
                                                                 ========    ========   ========   ========     =========  ========


                                                                                                     Deficit
                                                                                                   Accumulated
                                                                  Additional         Unearned       During the
                                                                   Paid-in            Compen-       Development
                                                                   Capital            sation           Stage          Total
                                                                 -----------        ---------      ------------     ----------

Balance, September 30, 1995 ...................................  $17,628,038        ($177,083)     ($15,916,708)    $1,611,719

Exercise of warrants ($.05 per share) .........................       23,125                                            31,250
Sale of Class C Convertible Preferred Stock in
  November and December 1995 for cash ($5.00 per
  preferred share) ............................................    4,742,400                                         4,800,000
Costs incurred in connection with issuances of equity
  securities ..................................................     (812,310)                                         (812,310)
Issuance of warrants in November 1995 and January 1996
   in connection with consulting agreements and finders'
   fee arrangements ...........................................    2,443,125       (2,443,125)
Amortization of unearned compensation .........................                     2,511,146                        2,511,146
Compensation expense in connection with the issuance
  of stock options ............................................       54,000                                            54,000
Conversions of Class B Preferred Stock into common stock ......        5,686
Conversions of Class C Preferred Stock into common stock ......       24,122
Net loss for the nine months ended June 30, 1996 ..............                                      (7,123,896)    (7,123,896)
                                                                 -----------        ---------      ------------     ----------
Balance, June 30, 1996 ........................................  $24,108,186        ($109,062)     ($23,040,604)    $1,071,909
                                                                 ===========        =========      ============     ==========



               See accompanying notes to the financial statements

                           INNOVIR LABORATORIES, INC.
                        (a development stage enterprise)
                       CONDENSED STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents
                                   (unaudited)


                                                                               For the nine months ended             Cumulative
                                                                                       June 30                          Since
                                                                              -----------------------------          September 1,
                                                                                   1996             1995                1989
                                                                              -----------       -----------         ------------

Cash flows from operating activities:

  Net loss during development stage .......................................   ($7,123,896)      ($3,607,017)        ($23,040,604)
  Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization .......................................       447,454           217,671            1,149,391
      Amortization of deferred financing costs ............................        22,600            11,538              283,750
      Amortization of note payable discounts ..............................                                               79,947
      Other non-cash expenses including compensation expense ..............     2,565,146            68,750            3,184,540
      Loss on early extinguishment of debt ................................                                              407,162
      Changes in assets and liabilities:
        Decrease (increase) in prepaid expenses and other current assets ..       103,381            60,019              (75,452)
        (Increase) in other assets ........................................       (95,694)             (787)            (212,059)
        (Decrease) increase in accounts payable and accrued expenses ......       (71,844)          125,852              945,053
                                                                              -----------       -----------         ------------
           Net cash used in operating activities ..........................    (4,152,853)       (3,123,974)         (17,278,272)
                                                                              -----------       -----------         ------------

Cash flows from investing activities:
  Capital expenditures ....................................................      (524,710)         (101,976)          (1,437,122)
                                                                              -----------       -----------         ------------
          Net cash used in investing activities ...........................      (524,710)         (101,976)          (1,437,122)
                                                                              -----------       -----------         ------------
Cash flows from financing activities:

  Proceeds from notes payable .............................................                         (72,224)           5,755,205
  Principal payments under capital lease obligations ......................      (144,657)          (11,100)            (287,824)
  Increase in deferred financing costs ....................................        (6,823)                              (553,689)
  Repayment of notes payable ..............................................       (31,250)                            (2,628,466)
  Proceeds from issuance of equity securities, less offering expenses .....     4,036,365         4,652,877           17,444,675
  Purchase of treasury stock ..............................................                                               (1,451)
                                                                              -----------       -----------         ------------

          Net cash provided by financing activities .......................     3,853,635         4,569,553           19,728,450
                                                                              -----------       -----------         ------------
          Net  (decrease) increase in cash and cash equivalents ...........      (823,928)        1,343,603            1,013,056
Cash and cash equivalents, beginning of period ............................     1,836,984         1,908,983
                                                                              -----------       -----------         ------------
          Cash and cash equivalents, end of period ........................    $1,013,056        $3,252,586          $ 1,013,056
                                                                              ===========       ===========         ============
Supplemental disclosure of cash flow information:
   Cash paid for interest .................................................      $123,173           $78,846             $396,757
                                                                              ===========       ===========         ============



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

   Certain reclassifications have been made to the financial statements for 1995 and the cumulative period since September 1, 1989 (inception) to June 30, 1996 in order to conform with the current period's presentation.

2. Statements of Cash Flows - Supplemental schedule of noncash activities:

   Included in accounts payable were approximately $63,000 and $47,000 of costs incurred in connection with the Company's issuance of equity securities, and approximately $66,000 and $22,000 of fixed assets, at June 30, 1996 and 1995, respectively.

   Capital lease obligations of approximately $333,000 and $84,000 were incurred during the nine months ended June 30, 1996 and 1995, respectively, when the Company leased new equipment.

   During the nine months ended June 30, 1996, the Company amended 250,000 previously issued warrants, and issued an additional 915,000 warrants, to purchase common stock in connection with various consulting agreements and finders' fee arrangements entered into by the Company. The fair market value of such warrants at the date of amendment or issuance was approximately $2,443,000.

3. In November 1995, the Company commenced a private placement of its securities to raise equity financing (the "95 Offering"). In connection with the 95 Offering, the Company's Board of Directors designated one million shares of preferred stock as Class C Convertible Preferred Stock ("C Preferred Stock"). Holders of C Preferred Stock have no voting rights and are not entitled to receive dividends. C Preferred Stockholders have a liquidation preference, in the event of a liquidation, dissolution, or winding down of the Company, equal to the sum of $5.00 per share (the "C Issue Price") plus an amount equal to 10% of the C Issue Price, per annum, for the period that has passed since their respective date of issuance. The liquidation preference is on a parity with the Class B Convertible Preferred Stockholders. The C Preferred Stock's conversion feature provides for each share of C Preferred Stock to be converted into shares of the Company's common stock at a floating rate equal to the result of dividing: (i) the sum of the C Issue

                           INNOVIR LABORATORIES, INC.
                        (a development stage enterprise)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

   Price plus an amount equal to 10% of the C Issue Price, per annum, for the number of days between the date of issuance, as defined, and the date of conversion, as defined, of each share of C Preferred Stock by (ii) the lesser of: (a) the average closing bid price of the Company's common stock for the five trading days ending on November 17, 1995 (which was $3.4375), or (b) 85% of the average closing bid price of the Company's common stock for the five trading days immediately preceding the date of conversion, as defined. Each share of C Preferred Stock that remains outstanding on November 17, 1997 will automatically be converted to common stock in accordance with the formula above. The Company has the right to redeem, in whole or in part, any C Preferred Stock submitted for conversion, in cash, in accordance with a defined formula. During November and December 1995, the Company raised approximately $4 million, after expenses, from the sale of 960,000 shares of C Preferred Stock at $5 per share.

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

4. In March 1995, the Company entered into a two year consulting agreement (the "Baron Agreement") with Baron Financial Services, Inc. ("Baron"), an affiliate of A.R. Baron & Co., Inc., the Company's underwriter and former principal market maker, to provide financial and other advisory services. As compensation for the Baron Agreement, the Company issued to Baron 250,000 warrants (the "Baron Warrants") to purchase an equal number of shares of common stock at $7.38 per share. As consideration for an extension of the term of the Baron Agreement, during November 1995, the Company amended the Baron Warrants to reduce the exercise price to $.05 per share and issued to Baron 100,000 additional warrants (the "New Baron Warrants") with terms and provisions substantially identical to the amended Baron Warrants. On November 20, 1995 and April 2, 1996, respectively, all of the amended Baron Warrants and the New Baron Warrants were exercised.

   In addition, during January 1996, the Company entered into a second consulting agreement with Baron. Pursuant to this agreement, Baron agreed to provide certain business development advice to the Company. In consideration for these services, the Company made a $400,000 non-interest bearing loan to Baron (the "Loan") and issued a warrant to purchase 250,000 shares of the Company's common stock at $.05 per share. (the "January Baron Warrant"). On February 13, 1996, Baron repaid the loan and exercised the January Baron Warrant.

                           INNOVIR LABORATORIES, INC.
                        (a development stage enterprise)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

   The Company was recognizing the fair market value of the Baron Warrants, the amended Baron Warrants, the New Baron Warrants and the January Baron Warrant (collectively, "Baron FMV") as expense as services were rendered, and the unamortized amount (unearned compensation) was included as a reduction of stockholders' equity. During June 1996, Baron ceased operations and services provided to the Company under the consulting agreements with Baron terminated. As a result, the unamortized balance of Baron FMV was expensed during the quarter ended June 30, 1996.

5. In November 1995, the Company entered into consulting agreements with two investment banking companies (the "Investment Agreements") to provide financial and other advisory services through November 1997. In consideration for these services, the Company issued warrants (the "Investment Warrants") to purchase 500,000 shares of the Company's common stock at per share prices of $2.80 or $3.00. The Investment Warrants vest at various dates over the twelve months following their issuance and expire on November 9, 2000. The Investment Warrants contain antidilution provisions, as defined. In addition, as consideration for the extension of the term of one Investment Agreement, during January 1996, the Company issued to the investment banking company warrants (the "New Investment Warrants") to purchase 25,000 shares of the Company's common stock at $.05 per share. During February and March 1996, all of the New Investment Warrants were exercised. In July 1996, one Investment Agreement was terminated and Investment Warrants to purchase 300,000 shares of the Company's common stock at $2.80 per share were cancelled.

   In connection with the Investment Agreements, the Company issued 40,000 warrants (the "Finders' Warrants") as finders' fees to two individuals. Each Finders' Warrant entitles the holder to purchase an equal number of shares of the Company's common stock at per share prices of $2.80 or $3.00. The number of shares issuable to one individual upon the exercise of their warrants is subject to reduction, as defined, in the event the individual elects a cashless exercise option. The Finders' Warrants vested at various dates through May 1996 and expire on November 9, 2000. The Finders' Warrants contain antidilution provisions, as defined. One of the recipients of the Finders' Warrants is an insurance broker for the Company, who is also a shareholder and warrantholder.

   The fair market value of the Investment Warrants and the Finders' Warrants is being recognized as an expense over the life of the related consulting agreements. The unamortized amount (unearned compensation) has been included as a reduction in stockholders' equity.

   In July 1996, the Company entered into a consulting agreement with another investment

                           INNOVIR LABORATORIES, INC.
                        (a development stage enterprise)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

   banking company (the "July Investment Agreement") to provide financial and other advisory services through July 1998. In consideration for these services, the Company issued warrants (the "July Investment Warrants") to purchase 200,000 and 100,000 shares of the Company's common stock at per share prices of $.05 and $5.00, respectively. The July Investment Warrants vest at various dates over the six months following their issuance and expire on July 1, 2001. The July Investment Warrants contain antidilution provisions, as defined.

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

7. As part of the Company's private placement in November 1995, the Company sold 90,000 shares of C Preferred Stock to an investor. On February 1, 1996, the investor delivered to the Company a notice (the "Notice of Conversion") requesting that the Company convert 60,000 shares of C Preferred Stock into 147,594 shares of the Company's common stock, in accordance with the formula as defined by the C Preferred Stock. The Company declined to comply with the Notice of Conversion on the grounds, among others, that the Company believed the investor was seeking to deliver the shares of common stock to be obtained upon such conversion to cover a short position in direct violation of the subscription agreement with the Company executed by the investor at the time it acquired the C Preferred Stock. On February 28, 1996, the Company was named as a defendant in an action filed by the investor alleging that the Company wrongfully refused to honor the investor's Notice of Conversion, demanding conversion of the C Preferred Stock held by the investor and seeking damages which the investor alleges may be in excess of $1,000,000. On March 20, 1996, the Company and the investor agreed that the Company would honor the Notice of Conversion and a second notice of conversion for the remaining 30,000 shares of C Preferred Stock held by the investor and convert all 90,000 shares of C Preferred Stock into 192,557 shares of common stock, 54,000 shares of which would be held in escrow pending further agreement between the parties or a final

                           INNOVIR LABORATORIES, INC.
                        (a development stage enterprise)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

    adjudication of the investor's claim. In accordance with a stipulation and order entered by the court on that date, the Company delivered to the plaintiff 138,557 shares of common stock and delivered into escrow 54,000 shares of common stock. On April 10, 1996, the Company filed an answer to the investor's complaint, denying liability, asserting affirmative defenses and asserting a counterclaim for damages suffered as a result of the investor's actions. The investor has moved for summary judgement and the Company has filed its response. The ultimate resolution of this matter cannot presently be determined. Accordingly, no provision for any liability that may result upon the resolution of this matter has been made in the accompanying financial statements.

8. Effective July 1, 1996, a financial covenant associated with an existing capital leasing agreement between the Company and a finance company, was amended (the "Amended Covenant") to decrease the minimum cash level, as defined, that the Company must maintain to $250,000 during the term of the leases. As partial consideration for the Amended Covenant, the Company issued a warrant to purchase 2,500 shares of the Company's common stock at $2.00 per share. The warrant is fully exercisable, expires on July 1, 2001, and is subject to antidilution provisions, as defined.

    As a result of the Company's current financial condition, combined with anticipated future capital needs, it is probable, in the event the Company is unsuccessful in obtaining additional capital, that during the three months ended September 30, 1996, it would be in violation of the Amended Covenant and therefore, be in technical default of the terms of the leasing agreement. Should this occur, all amounts due under the leasing agreement, totaling approximately $285,000 at June 30, 1996, would become payable immediately.

9. On August 9, 1996, the Company's Board of Directors approved a reduction in the exercise price of outstanding warrants to purchase 256,666 shares of the Company's common stock (exercise prices ranging from $2.80 to $4.0625 per share). The exercise price will be reduced to $1.00 per share for a period of fifteen days from the date that the Company issues written notification of the reduction to the warrantholders.

10. The Company is currently in negotiations with a third party investor for the investment of $2,000,000 relating to a private placement of the Company's common stock and warrants to be conducted in accordance with Regulation D promulgated under the Securities Act of 1933, as amended. The offering price is expected to be at a substantial discount to the fair market value of the Company's common stock.

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

RESULTS OF OPERATIONS

     Since its inception, substantially all of the Company's resources have been applied to research and development, patent and licensing matters and other general and administrative matters. The Company has no commercially viable products and does not anticipate having any for several years. The Company has had no operating revenues to date and has sustained net losses since its inception. In the future, the Company intends to increase its research and development activities and, accordingly, its rate of operating losses and expenditures. The Company expects losses to continue for the foreseeable future.

     The independent accountant's report on the Company's financial statements for the year ended September 30, 1995, included in Form 10-K, contains explanatory language with regard to substantial doubt about the Company's ability to continue as a going concern.

THREE MONTHS ENDED JUNE 30, 1996 VS. JUNE 30, 1995

     Interest income decreased from $37,564 in 1995 to $22,559 in 1996, a decrease of $15,005 or 40%, resulting primarily from a reduced average cash position in 1996 as the Company expended funds for operations.

     Research and development costs increased from $699,614 in 1995 to $942,023 in 1996, an increase of $242,409 or 35%. This increase was principally due to hiring additional research staff more sophisticated experiments involving higher usage levels of reagents and laboratory supplies in 1996, additional depreciation expense resulting from equipment purchased during 1995 and 1996, additional rent and related costs resulting from expansion of the Company's facilities in 1995 to accommodate the Company's increased level of research and development activities, the start of animal trials for Hepatitis B Virus in 1996, and increased collaborative research.

     General and administrative costs increased from $614,383 in 1995 to $652,972 in 1996, an increase of $38,589 or 6%. This increase was principally due to increased promotional efforts and other stockholder related expenses, legal fees incurred in 1996 relating to litigation with a shareholder (see Note 7 to the Condensed Financial Statements included herein), additional expenses incurred to protect intellectual property and higher insurance premiums, offset by lower costs, incurred in 1995 only, associated with a severance package allowed to a former officer who resigned in April 1995 and corporate development of a potential strategic alliance which was subsequently abandoned.

     The Company entered into consulting agreements with two investment banking companies and Baron Financial Services, Inc., ("Baron") an affiliate of A.R. Baron & Co. Inc., the Company's underwriter and former principal market maker, to provide financial and other advisory services. As compensation for these agreements, the Company issued warrants to purchase an equal number of shares of the Company's common stock. The fair market value of these warrants is being recognized as an expense as the services are rendered to the Company. Compensation expense incurred in connection with the issuance of warrants and stock options ("Compensation Expense") of $1,756,153 in 1996 and $43,750 in 1995 primarily results from expense recognition relating to these consulting agreements. In addition, during June 1996, Baron ceased operations, and services provided to the Company under the consulting agreements with Baron terminated. As a result, the unamortized balance of the fair market value of warrants issued to Baron, which totaled approximately $1.6 million at March 31, 1996, was expensed during the quarter ended June 30, 1996; such amount is included in Compensation Expense.

     Interest expense increased from $24,050 in 1995 to $44,531 in 1996, an increase of $20,481 or 85%. This increase was due to new equipment financed under various leasing arrangements.

     The Company's net loss for the three months ended June 30, 1996 was $3,373,120, or $0.59 per share, compared to a net loss of $1,344,233, or $0.37 per share, for the same period in 1995.

NINE MONTHS ENDED JUNE 30, 1996 VS. JUNE 30, 1995

     Interest income increased from $67,089 in 1995 to $102,232 in 1996, an increase of 35,143 or 52%, resulting primarily from earnings on the cash proceeds received during November and December 1995 from the Company's private placement of Class C Convertible Preferred Stock.

     Research and development costs increased from $2,077,785 in 1995 to $2,773,318 in 1996, an increase of $695,533 or 33%. This increase was principally due to hiring additional research staff, more sophisticated experiments involving higher usage levels of reagents and laboratory supplies in 1996, additional depreciation expense resulting from equipment purchased during 1995 and 1996, additional rent and related costs resulting from expansion of the Company's facilities in 1995 to accommodate the Company's increased level of research and development activities, the start of animal trials for Hepatitis B Virus in 1996 and increased collaborative research.

     General and administrative costs increased from $1,477,575 in 1995 to $1,766,574 in 1996, an increase of $288,999 or 20%. This increase was principally due to increased promotional efforts and other stockholder related expenses, legal fees incurred in 1996 relating to litigation with a shareholder (see Note 7 to the Condensed Financial Statements included herein), additional expenses incurred to protect intellectual property and higher insurance premiums, partially offset by costs, incurred in 1995 only, associated with a severance package allowed to a former officer who resigned in April 1995 and corporate development of a potential strategic alliance which was subsequently abandoned.

     The Company entered into consulting agreements with two investment banking companies and Baron to provide financial and other advisory services. As compensation for these agreements, the Company issued warrants to purchase an equal number of shares of the Company's common stock. The fair market value of these warrants is being recognized as an expense as the services are rendered to the Company. Compensation Expense of $2,565,147 in 1996 and $43,750 in 1995 primarily results from expense recognition relating to these consulting agreements. In addition, during June 1996, Baron ceased operations and services provided to the Company under the consulting agreements with Baron terminated. As a result, the unamortized balance of the fair market value of warrants issued to Baron was expensed and is included in Compensation Expense for the nine months ended June 30, 1996.

     Interest expense increased from $74,996 in 1995 to $121,090 in 1996, an increase of $46,094 or 61%. This increase was due to new equipment financed under various leasing arrangements.

     The Company's net loss for the nine months ended June 30, 1996 was $7,123,896, or $1.45 per share, compared to a net loss of $3,607,017, or $1.05 per share, for the same period in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1996, the Company had cash and cash equivalents of $1,013,056 as compared to $1,836,984 at September 30, 1995. The Company had working capital of $36,387 at June 30, 1996, as compared to working capital of $1,106,431 at September 30, 1995. The decreased cash and working capital positions result from funding the Company's operations for the nine months ended June 30, 1996, offset, in part, by net proceeds totaling approximately $4 million which were received from a private placement completed in December 1995. The Company has funded its operations to date primarily from the proceeds received from the issuance of securities to private and public investors.

     In November and December 1995, the Company completed a private placement of its securities to raise equity financing (the "95 Offering"); the 95 Offering was conducted pursuant to the provisions of Regulation S as promulgated under the Securities Act of 1933, as amended. In connection with the 95 Offering, the Company sold 960,000 shares of its Class C Convertible Preferred Stock ("C Preferred Stock") and raised approximately $4 million, after expenses, from such sale. Holders of C Preferred Stock have no voting rights and are not entitled to receive dividends. C Preferred Stockholders have a liquidation preference, in the event of a liquidation, dissolution, or winding down of the Company, equal to the sum of $5.00 per share (the "C Issue Price") plus an amount equal to 10% of the C Issue Price, per annum, for the period that has passed since the dates of issuance to such stockholders. The liquidation preference is on a parity with the holders of Class B Convertible Preferred Stock. The C Preferred Stock's conversion feature provides for each share of C Preferred Stock to be converted into shares of the Company's common stock at a floating rate equal to the result of dividing: (i) the sum of the C Issue Price plus an amount equal to 10% of the C Issue Price, per annum, for the number of days between the date of issuance, as defined, and the date of conversion, as defined, of each share of C Preferred Stock by (ii) the lesser of (a) the average closing bid price of the Company's common stock for the five trading days ending on November 17, 1995 (which was $3.4375), or
(b) 85% of the average closing bid price of the Company's common stock for the five trading days immediately preceding the date of conversion, as defined. Each share of C Preferred Stock that remains outstanding on November 17, 1997 will automatically be converted to common stock in accordance with the formula above. The Company has the right to redeem, in whole or in part, any C Preferred Stock submitted for conversion, in cash, in accordance with a defined formula. As of June 30, 1996, based on a conversion price at such date of $1.6576, the Company has reserved approximately 1,024,000 shares of common stock for issuance upon conversion of the issued and outstanding C Preferred Stock; in the event the price of the Company's common stock decreases, the number of shares held in reserve with respect to the C Preferred Stock would increase.

     On January 26, 1996, the Company and Baron entered into an agreement pursuant to which Baron agreed to provide certain business development services to the Company. As consideration for these services, the Company made an interest-free loan of $400,000 to Baron, which loan was guaranteed by a principal of Baron, and issued to Baron a warrant to purchase 250,000 shares of the Company's common stock at an exercise price of $.05 per share. On February 13, 1996, Baron repaid the loan and exercised the warrant.

     In August 1995, the Company was granted a leasing commitment (the "Lease Line") by a finance company which provides for up to $300,000 to finance laboratory equipment acquisitions. The Company may utilize the Lease Line in increments ("Leases"). The Leases are for 36-month periods with a purchase option at the end of each lease or an option to extend the lease for a one-year term. The Company must provide security deposits of 35% of the cost of the equipment financed. As of June 30, 1996, the Company had fully utilized the Lease Line. In connection with the Lease Line, the Company issued to the lessor a seven-year warrant to purchase 2,526 shares of the Company's common stock at $9.50 per share. The fair market value of such warrant on the date of issuance was deemed to be $24,000.

     Effective July 1, 1996, a financial covenant associated with an existing capital leasing agreement between the Company and a finance company, was amended (the "Amended Covenant") to decrease the minimum cash level, as defined, that the Company must maintain to $250,000 during the term of the leases. As partial consideration for the Amended Covenant, the Company issued a warrant to purchase 2,500 shares of the Company's common stock at $2.00 per share.

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

     The Company expects to incur substantial expenditures in the foreseeable future for the research and development and commercialization of its proposed products and the upgrading of its laboratory facilities. As of August 12, 1996, the Company had cash and cash equivalents of approximately $434,000. The Company's management believes that this will be sufficient to fund the Company's operations into late August 1996. Thereafter, the Company will require additional funds, which it is seeking to raise through public or private equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. The Company is currently in negotiations with a third party investor for the investment of $2,000,000 relating to a private placement of the Company's common stock and warrants to be conducted in accordance with Regulation D promulgated under the Securities Act of 1933, as amended. The offering price is expected to be at a substantial discount to the fair market value of the Company's common stock as quoted on NASDAQ. This transaction, if consummated, would cause current stockholders to incur immediate and substantial dilution. While the Company believes that this transaction will be consummated in the near future, there can be no assurance that such transaction will be successfully consummated. No other sources of financing are currently available to the Company. Further, even if such financing is successfully consummated, the Company will thereafter need to seek additional sources of financing. There can be no assurance that any additional financing can be obtained on terms reasonable to the Company, if at all. In the event the Company is unable to raise any additional capital, planned operations would need to be discontinued by the end of August 1996.

     In addition, the Company has been named as a defendant in an action alleging that the Company wrongfully declined to honor the plaintiff's notice of conversion with respect to the C Preferred Stock held by the plaintiff. The plaintiff is seeking damages which the plaintiff alleges may be in excess of $1,000,000. While the Company believes that the litigation will ultimately be resolved without a materially adverse effect on the Company's business or financial position, no assurances can be given as to the ultimate outcome of or the costs incurred in defending this litigation. Such costs and monetary damages awarded to the plaintiff, if any, would accelerate the exhaustion of the Company's cash and cash equivalents.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     In connection with the action captioned Mifal Klita v. Innovir Laboratories, Inc., Swartz Investments, LLC f/k/a Swartz Investments, Inc., and Registrar and Transfer Company, on April 10, 1996, the Company filed an answer to the plaintiff's complaint, denying liability, asserting affirmative defenses and asserting a counterclaim for damages suffered as a result of plaintiff's actions. Plaintiff has moved for summary judgement, and the Company has filed its response. While the Company believes that the litigation will be resolved without a materially adverse effect on the Company's business or financial position, no assurances can be given as to the ultimate outcome of or the costs in defending this litigation. See Note 7 of Notes to Condensed Financial Statements and the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibit 10.1: Amendment No. 1 to Employment Agreement by and between the Registrant and Allan R. Goldberg, dated as of April 1, 1996.

     (b) Exhibit 10.2: Form of Research Collaboration Agreement by and between the Registrant and Scripps Research Institute, effective as of April 6, 1996.

     (c) Exhibit 11.1: Statement of Computation of Per Share Data for the three months ended June 30, 1996 and 1995.

     (d) Exhibit 11.2: Statement of Computation of Per Share Data for the nine months ended June 30, 1996 and 1995.

     (e) Exhibit 27: Financial Data Schedule.

     (f) No reports on Form 8-K were filed during the quarter ended June 30, 1996.

     All other Items of this report are inapplicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 1996



                         INNOVIR LABORATORIES, INC.

                         By: /s/ ALLAN R. GOLDBERG
                             ------------------------------------------------
                                 Allan R. Goldberg
                                 Chairman and Chief Executive Officer
                                 (Principal executive officer)


                         By: /s/ GARY POKRASSA
                             ------------------------------------------------
                                 Gary Pokrassa
                                 Vice President - Finance
                                 (Principal financial and accounting officer)