Form 10-K
period 1996-09-30
INNOVIR LABORATORIES INC
filed 1996-12-30
CIK 901099

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------
                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]
    FOR THE TRANSITION PERIOD FROM _____________________ TO___________________

                         COMMISSION FILE NUMBER 0-21972

                           INNOVIR LABORATORIES, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                   13-3536290
     -------------------------------                    ----------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)


                 510 EAST 73RD STREET, NEW YORK, NEW YORK 10021
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (212) 249-4703

                                 ---------------

           Securities Registered Pursuant to Section 12(b) of the Act:

                          Common Stock, $.013 par value
                          -----------------------------
                                (Title of Class)

           Securities Registered Pursuant to Section 12(g) of the Act:
                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The number of shares of the Common Stock of the registrant outstanding as of December 24, 1996 was 17,946,376. The number of shares of Common Stock held by nonaffiliates on such date was 7,876,756 with an aggregate market value of $9,107,499, based on the closing price on such date of $1.16 per share, as reported by the NASDAQ SmallCap Market.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Innovir Laboratories, Inc. (together with its subsidiaries, the "Company" or "Innovir") is a biotechnology company engaged in the research and development of a new class of biopharmaceutical therapeutic agents for the treatment of a wide array of human diseases. The Company believes that this new class of therapeutic agents, based upon the Company's proprietary core technologies, has the potential to be cost-effective and highly specific to designated disease targets. The Company believes that the same technology can be used to fill a growing need in the pharmaceutical industry for better methods to identify and validate targets for drug discovery.

     The Company's core technologies are based on the use of several types of compounds collectively termed Oligozymes. Innovir has defined an Oligozyme as a chemically modified oligomer that participates in the sequence-specific catalytic cleavage of a targeted RNA molecule, wherein the oligomer itself is not made of RNA.

     One of these core technologies is designed to utilize Innovir's proprietary EGS ("External Guide Sequence") Oligozyme technology to direct a cellular ribozyme to disease-causing RNA, so that the ribozyme will cleave the RNA and thus render it inactive. An EGS Oligozyme is a small, chemically modified oligonucleotide segment that binds to a disease-causing RNA to create a structure resembling a type of RNA which is cleaved by a specific ribozyme in cells. This naturally occurring cellular ribozyme, called RNase P, has been harnessed to cleave such newly formed structures, thereby destroying the disease-causing RNA molecules before they can be used to create disease-causing proteins. The Company's EGS Oligozyme technology is based upon Nobel Prize-winning research by Sidney Altman, Ph.D., Sterling Professor of Biology at Yale University. Dr. Altman is a consultant to the Company and a member of its Science Advisory Board. The Company has an exclusive worldwide license from Yale University to use the EGS technology, for which a United States Patent (No. 5,168,053) was issued in December 1992 and a second allowed in 1996. Innovir has further developed independently the EGS Oligozyme technology. Additional related patent applications by Innovir and Yale either have issued in other territories or are pending.

     The Company, through its acquisition of VIMRx Holdings, Ltd. ("Holdings") in December 1996, has acquired a worldwide exclusive license from the European Molecular Biology Laboratory for the rights to RILON(TM) Oligozymes composed of certain types of chemically modified oligoribonucleotides. The RILON(TM) Oligozymes include two different classes of oligozymes: Type 1 RILON(TM) Oligozymes, in which the ability to cut a specific RNA in a catalytic manner is intrinsic to the RILON(TM) Oligozyme molecule; and, Type 2 RILON(TM) Oligozymes, which participate with the substrate in forming a structure that results in the sequence-specific, catalytic cleavage of a target RNA. The Company has licensed U.S., European, Japanese, and Australian patents for this technology in the United States, Europe, Japan and Australia, and has additional pending patent applications.

     Innovir believes that its Oligozyme technologies may have application for a new category of therapeutics with the potential to treat a wide range of diseases of viral (e.g., hepatitis B and C virus, HIV-1, human papillomavirus), genetic (e.g., certain cancers and leukemias), microbial, and metabolic origins. The Company has chosen hepatitis B ("HBV"), psoriasis, and bacterial infections caused by drug-resistant microorganisms as the primary targets of its development programs. These diseases were chosen by the Company because each disease has a defined clinical end-point which will enable the Company to determine objectively the clinical efficacy of its drugs, and each target has a well-defined, easily identified, and accessible patient population in the United States. In each instance there is a clear medical and commercial need.

     The Company has synthesized and tested several chemically substituted EGS Oligozymes directed to messenger ribonucleic acid ("mRNA") present in either HBV-infected cells, psoriatic cells, or drug-resistant microorgansims. On the basis of this work, the Company has selected several EGS Oligozymes that showed efficacy, and such EGS Oligozymes are being further characterized for the identification of a lead drug candidate. The Company has begun a series of animal studies in the case of hepatitis B to evaluate formulations of the EGS Oligozyme drug candidates both to investigate their pharmacokinetics and biodistribution, and to determine their efficacy.

     The Company believes that its Oligozyme technologies can be used effectively for drug target validation. Rapid progress in mapping and sequencing the human genome, and in determining the sequence of certain RNAs that are hyper-expressed in specific disease states, has increased the likelihood that diagnostics and therapeutics will be developed for diseases that have been untreatable to date. The ability to cut and thereby inactivate specific RNAs using Oligozyme technology, together with the improvements in mapping and sequencing of genes, will allow Innovir's scientists to determine which hyper-expressed RNAs are important for the manifestation of a particular disease state. Innovir believes that this type of validation of a specific target for a disease will facilitate the development of a therapeutic, and may enhance the Company's ability to partner with one or more pharmaceutical companies to determine the mechanistic bases of various diseases.

     In addition, the Company believes that its Oligozyme technologies might have applicability in the diagnostic and agricultural areas and is seeking corporate partnering arrangements, although no assurance can be given that such arrangements will be culminated successfully.

     In December 1996, in connection with the acquisition by VIMRx Pharmaceuticals Inc. ("VIMRx") of a majority interest in the Company, the Company acquired all of the issued and outstanding capital stock of VIMRx's subsidiary, Holdings. See "Certain Relationships and Related Transactions." In addition, Holdings has three wholly-owned subsidiaries, VPI (UK) Ltd. ("VPI(UK)"), VPI Gesellschaft fur die Entwicklung und Synthese von Oligomeren mbH ("VPI GmbH") and Ribonetics GmbH Gesellschaft fur molekulare Therapie (together with Holdings, VPI(UK) and VPI GmbH, "VHL"). As a result, the facilities, operation, personnel, technology, and intellectual property of each of the Subsidiaries are being integrated into the Company. VHL has been engaged principally in the development of RILON(TM) Oligozyme technologies, a catalytic oligonucleotide technology that is independent from and complementary to the Company's EGS Oligozyme technology and its InnoPhor(TM) oligonucleotide drug delivery technology. RILON(TM) Oligozyme technology is based on proprietary chemical modifications of RNA that increase its stability to degradation by intracellular enzymes and thus increases the RILON(TM) Oligozyme's(TM) duration of action and effective potency. The Company believes that the RILON(TM) substitution chemistries will be applicable to the Company's EGS Oligozymes. VHL's Type 2 RILON(TM) Oligozymes are smaller and thus easier and less expensive to synthesize than conventional ribozymes. These shorter RILON(TM) Oligozymes are, like EGS Oligozymes, not only catalytically inactive in and of themselves, but, like EGS Oligozymes, are able to recruit cellular components to form an oligoribonucleotide-like structure in which site-specific cleavage of targeted messenger RNA molecules occurs. The mechanism by which the Type 2 RILON(TM) Oligozymes effect cleavage of the targeted mRNA molecule is, however, different from that used by EGS Oligozymes in concert with RNase P.

     The Company does not anticipate that any of its proposed products will be available for commercial sale for several years, if at all. The Company's current capital will be insufficient to enable the Company to complete the development of any of its products.

TECHNOLOGY OVERVIEW

     Introduction. Proteins are responsible for carrying out most of the necessary functions in cells of humans and other animals, in microorganisms, and in the replication of viruses. Most diseases are associated with aberrations in production or expression of proteins, such as too much or too little of a given protein, or slight alteration in a protein's structure resulting in the altered performance of that protein. Virus infection involves the introduction into the cell of the viral genetic material (either DNA or RNA) that directs the cell to produce proteins required for the replication and subsequent spread of the virus to other cells. Some viral proteins are directly responsible for causation of disease. Cancer and leukemia (genetic diseases), in contrast with viral diseases, appear to be caused by mutations in cellular genetic material which consequently results in either the synthesis of defective proteins or of inappropriate levels of protein synthesis.

     The human genome contains all of the information necessary to produce proteins for normal cell function in both a timely fashion and at appropriate levels. The deoxyribonucleic acid ("DNA") of the genome consists of about 100,000 genes. Cells store genetic information in the form of strings of bases on the DNA molecule in the nucleus of the cell. The sequence of bases (A, adenine; C, cytosine; G, guanine; and T, thymine) spells out the cell's genetic information. DNA is present within the nucleus in the form of the well-known double-helix, consisting of two strands of DNA joined by weak bonds between opposite bases. Since the base A always binds to the base T, and the base C to the base G, the two strands of the double-helix are complementary images of each other. Viruses and other microorganisms also contain genetic material necessary for their growth and survival. In general, each gene has sufficient information to code for the synthesis of a single, specific protein.

     Proteins are manufactured within cells through a series of carefully programmed steps. The first step, called transcription, involves the accurate copying of the information from one strand of the DNA into another form of nucleic acid called precursor messenger ribonucleic acid ("pre-mRNA"). Then, the pre-mRNA is processed through a series of complex steps into mature messenger RNA. Finally, the mRNA is translated into the specific sequence of amino acids that makes up each type of protein. Synthesis of proteins via these steps results in considerable amplification, such that one gene is transcribed into many mRNA molecules which are amplified further into a larger number of protein molecules by repetitive translation of any given mRNA.

     The sequence of bases (also called nucleotides) of a DNA or RNA molecule that codes for a given protein is the "sense" sequence. Conversely, the sequence of a chain of nucleotides that is exactly complementary to a given sense sequence is called the "antisense" sequence. An antisense sequence can bind to its sense sequence at each and every base, and therefore is said to show high binding affinity for its complementary sense sequence.

     Traditional Drugs. A drug is a chemical that is designed to interact with a target molecule either to inhibit or induce the molecule's function with as few side effects as possible. Chemicals that show a high affinity for their specific target molecules and not for other molecules are considered to be highly selective, and therefore desirable as drugs. Conventional pharmaceuticals are often small, low molecular weight organic molecules that bind to proteins and other cellular components thereby enhancing or disrupting their function. Such drugs have certain marked limitations because of their relative lack of selectivity. The basis for selectivity of traditional drugs generally involves two or three points of interaction with their targets. Because some of these points of interaction often resemble those found on non-target molecules, the drugs also can interact with such non-target molecules and thereby decrease efficacy and produce undesirable side-effects. To develop efficacious drugs with the fewest side effects, many traditional drug discovery programs use laborious trial-and-error methods, synthesizing and screening thousands of compounds to identify the ones that show the appropriate activity. These methods are time-consuming, labor-intensive, and costly. An added problem is that many pharmaceutical molecules perturb the immune system, which may both complicate drug administration and create potentially dangerous side-effects.

     A New Generation of Drugs. Several technologies based on the use of oligonucleotides have allowed the creation of a new generation of potential drugs that can intervene at a metabolic step prior to the production of disease-causing proteins by interfering with gene expression. Modulation of gene expression involves the use of oligonucleotides designed to bind selectively with pre-designated target sequences on DNA or mRNA and to thereby affect the production of specific proteins associated with the cause of a particular disease. Oligonucleotide interventions may be divided into the following three broad categories:

          Ribozymes (Catalytic RNAs). Ribozymes were initially identified as naturally occurring RNA sequences that either can cut themselves (cis-cleavage) or can cut other RNA molecules (trans-cleavage). Several laboratories have demonstrated that the natural cis-cleaving activity of some RNAs can be converted to trans-cleaving, thus allowing the possibility of bio-engineering the ribozyme to recognize a new target RNA molecule. A catalytic RNA contains two components--a specificity sequence that operates through complementary Watson-Crick base pairing (the recognition region) that helps it to bind specifically to a targeted mRNA, and a catalytic region that cleaves the mRNA to which it is bound. The catalytic RNA is then free to dissociate from the cleaved mRNA and then bind to and cut another identical mRNA. Thus, like a protein enzyme, the ribozyme, or catalytic RNA, can be used over and over to attack successive target molecules, without being altered or consumed itself in the process of cleaving those molecules. Dr. Sidney Altman (Yale University), a consultant to the Company, and Dr. Thomas Cech (University of Colorado at Boulder), a consultant to a competitor of the Company, received the Nobel Prize in Chemistry in 1989 for their independent discoveries relating to the catalytic properties of ribozymes. Until those discoveries were made, it was believed that RNA played either an informational or structural role within cells, and served no other function. Previously, it was thought that only proteins possessed enzymatic activity. See "Directors and Executive Officers -- Consultants."

          Antisense. Antisense oligonucleotides, either DNA or RNA, bind to RNA and thereby interfere with normal gene expression. DNA analogs are the most widely used antisense molecules. Several different possible mechanisms for their operation have been proposed: (1) antisense oligonucleotides may bind to complementary regions on the target mRNA and form a complex, blocking translation of the information contained in the mRNA, thereby inhibiting synthesis of a particular protein; (2) antisense oligonucleotides may form complexes with complementary regions on target RNAs that activate a cellular ribonuclease, a class of protein enzymes that cleave RNA molecules called RNase H, thereby destroying the target mRNA; this mechanism has been demonstrated in several instances; and (3) antisense molecules may interfere with the processing (splicing) of the pre-mRNA in the nucleus. In all of the aforementioned examples, the antisense oligonucleotide drug must be present in cells in quantities considerably in excess over the quantities of the target mRNA. In marked contrast, ribozymes have the potential to operate at significantly lower concentrations.

          Triple Helices. The triple helix, or "third strand DNA," oligonucleotide technology is based on the observation that the structure of the DNA double-helix allows the binding of a third strand. Proponents of this technology project that third-strand drugs will bind to a target site on the DNA prior to RNA transcription of that gene. A lack of understanding of the processes involved in DNA replication and RNA transcription from DNA needs to be overcome before such a technology can be considered for application. Furthermore, viruses which replicate without DNA intermediates, such as hepatitis delta virus (HDV) or hepatitis C virus
     (HCV), are not subject to this approach. In addition, the Company believes that compounds that directly interact with DNA, the genetic repository in each cell, will be subjected to extreme regulatory scrutiny.

METHOD FOR CHOOSING A RIBOZYME-BASED DRUG FOR A PARTICULAR DISEASE

     The decision to employ a ribozyme-based drug to interfere with a specific disease process will depend upon the degree to which the expression of a given RNA is essential to the generation, maintenance, and/or progression of the disease state. Thus, at least one of the several phases of the disease must be understood at the molecular level, including an understanding of how interruption of RNA expression will alter such disease process to resolve the clinical problem. A specific protein must be identified as being focal in the pathophysiology of the disease. The mRNA encoding that protein must then be targeted by the ribozyme in order to inhibit production of that protein. Consequently, the knowledge base for designing the ribozyme drug lies in knowing the primary sequence of the mRNA encoding the particular protein. All viruses express their genetic information via mRNA; in addition, many (e.g., hepatitis B virus, hepatitis delta virus, HIV) have replicating intermediates made of RNA, which provides a second target type for ribozyme action.

THE COMPANY'S SCIENCE AND TECHNOLOGY

     The Company's science and technology is based upon evidence that catalytic RNAs are capable of cutting and thereby destroying specific mRNAs.

     RNase P and External Guide Sequence ("EGS") Technology. The Company's EGS Oligozyme technology is based on the landmark discovery by Dr. Sidney Altman of Yale University, a consultant to the Company and a member of its Science Advisory Board (see "Directors and Executive Officers --Consultants"), that the naturally occurring enzyme RNase P, found in all cells from single cell microorganisms to humans, contains an RNA subunit that carries out the catalytic activity of the enzyme, the cutting of precursor tRNA. Dr. Altman was awarded the Nobel Prize in Chemistry in 1989 for this revolutionary finding that RNA, which previously had been believed to be only an information-carrying molecule, can also act as an enzyme (ribozyme or catalytic RNA). In 1972, Dr. Hugh D. Robertson, a consultant to the Company and the Chairman of its Science Advisory Board, and Dr. Altman, working with Dr. John Smith at the Medical Research Council Laboratories in Cambridge, England, reported that RNase P is the enzyme responsible for the maturation of precursor tRNA to the mature form of tRNA. This metabolic step is essential in all cells for creation of the biochemical components necessary for protein synthesis.

     RNase P recognizes a particular portion of precursor tRNA, binds to it, and then cleaves a segment from one end to generate mature tRNA. Each molecule of RNase P is capable of repeating this cleavage event numerous times. It is a very efficient process that is carried out normally by all cells.

     The Company's EGS Oligozyme technology, for which it holds an exclusive license from Yale University and which it has further developed independently, depends on the use of small specific RNA segments (EGSs) to redirect RNase P molecules from their natural target, precursor tRNA, to a wide range of disease-causing RNAs and then to cut these RNA molecules, thereby inactivating them. A typical EGS Oligozyme would be a molecule, about 30 nucleotides long, that has a binding site to interact with a chosen target RNA. The complex of EGS and RNA then interacts with RNase P. The EGS binding site for the disease-causing target RNA can be selected specifically and altered easily to interact uniquely with a particular target RNA. Innovir scientists recently developed a second generation of EGS Oligozymes that are only 12 or 13 nucleotides long. The "mini" EGS Oligozymes were made nuclease-resistant by chemical substitution.

     The Company believes that its EGS Oligozyme technologies might be applicable to the development of a whole new category of therapeutics for a wide range of diseases of viral, microbial and cellular origin (including cancer). The Company believes that the advantage of EGS Oligozyme-based drugs over conventional drugs is their high degree of specificity and their unique ability to be reused inside the cell. Hence, unlike traditional drugs which must be administered in large amounts relative to their target, markedly reduced amounts of the EGS drug should be necessary for therapeutic action because they are reused, thereby interacting with multiple target RNAs. Both the Company and other laboratories have demonstrated that EGSs can act catalytically in vitro. For technical reasons, it has not yet been shown directly that EGS Oligozymes are used more than once in vivo.

     The Company believes that the key factor that differentiates the EGS Oligozyme technology from all other ribozyme-based applications to disease therapy is the fact that the ribozyme element, the RNA portion of RNase P, is present in abundance in the host cell, while the unique chemically modified oligonucleotide guide sequence, or EGS Oligozyme, is administered as the drug. Thus, a simpler, structurally less complex RNA than a ribozyme is needed for EGS Oligozyme therapy. Furthermore, because the design of EGS Oligozymes for each new disease requires only a change in the target RNA binding site on the EGS Oligozyme, the Company believes that the cumulative knowledge gained from the creation of EGS Oligozyme molecules for one disease readily leads to an increase in the ability to engineer new EGS Oligozyme molecules for additional diseases.

     RILON(TM) Oligozyme Technologies. RILON(TM) Oligozyme technology was developed by Dr. Brian Sproat and his colleagues. Dr. Sproat was formerly Director of Research at Holdings and is now an employee of the Company. The partnership with VIMRx Pharmaceuticals Inc. has added the RILON(TM) Oligozyme technology to Innovir's oligonucleotide tool kit and has strengthened its ability to design EGS Oligozymes with increased stability, affinity, and most likely increased catalytic rate, thereby strengthening the Company's ability to develop a wider range of therapeutics and to have greater latitude in developing compounds for drug target validation.

     The design of synthetic RILON(TM) Oligozymes is based on a naturally occurring ribozyme. Because naturally occurring ribozymes are made of RNA which is highly susceptible to degradation outside of cells they would, if chemically synthesized and applied to tissue, be degraded by RNases within seconds. RILON(TM) Oligozymes act like naturally occurring ribozymes in terms of specificity of targeting, but they use chemically modified building blocks to inhibit oligomer degradation and enhance catalytic activity.

     Both RILON(TM) and EGS Oligozymes can in principle be utilized to target a wide variety of mRNAs associated with diseases in a variety of therapeutic areas. It is presently unclear which technology will be optimal for which specific applications. Therapeutic areas in which RILON(TM) Oligozymes are being evaluated either by the Company in its laboratories or in laboratories of collaborating pharmaceutical industry or academic partners include cancer, central nervous system diseases, inflammatory diseases, and psoriasis. In addition to their potential therapeutic applications, both EGS and RILON(TM) Oligozymes can be utilized to assist in the identification and validation of specific genes, discovered through the human genome sequencing effort, involved in a wide range of diseases. Because their biological function is uncertain or unknown, there is a major need by the pharmaceutical industry for a technology that can help link specific genes with specific disease states. The Company believes that Oligozymes represent such a technology.

     InnoPhor(TM) Drug Delivery Compounds. In order for EGS and RILON(TM) Oligozymes to be successful human therapeutics, highly efficient delivery procedures and/or compounds must be developed to facilitate the entry of such drugs into various tissues and organs. Innovir had previously explored the applicability of liposomes to the delivery of various cell types growing in culture and to various organs in vivo. This effort led to the development of heme-containing liposomes for specific and enhanced uptake of EGS Oligozymes into cells having heme receptors on their cell surfaces, e.g., hepatocytes growing in cell culture, liver, spleen, and kidney. Because the hepatitis viruses are a key therapeutic target for the Company, a major effort was placed on achieving uniform distribution of Innovir's EGS compounds throughout the hepatocytes of liver in experimental animal models. Though the heme-based liposomes effectively delivered EGS Oligozymes to the liver, the compounds were concentrated primarily in the Kupffer cells and not in the hepatocytes. Free oligonucleotides (phosphorothioate-substituted DNA anti-sense molecules) readily concentrate in Kupffer cells when administered to animals, with or without liposomes. It thus became desirable for Innovir to develop different oligonucleotide delivery molecules.

     The first delivery compound that the Company discovered and the one that has been best studied is a member of a family of compounds that the Company has named InnoPhor(TM). These proprietary delivery compounds are relatively low molecular weight, cationic, non-lipid containing organic compounds that are analogs of natural molecules. Their structure is well understood, and they can be readily synthesized and are relatively inexpensive. The Company believes that targeted delivery technologies for EGS Oligozymes will in general also be applicable to RILON Oligozymes.

THE COMPANY'S DRUG DISCOVERY AND DEVELOPMENT PROGRAMS

     To be effective, an RNA-based drug must: (1) be stable, (2) be delivered so as to be readily taken up by target cells, (3) show high affinity for its target molecule, and (4) be capable of efficient production.

     New drugs are discovered through the process of synthesizing or identifying new chemicals that have the appropriate characteristics to produce the desired therapeutic effects. The initiation of the drug discovery process begins with a careful screening of diseases for which there is no therapeutic or for which a marginally palliative therapy exists today. The diseases are then analyzed to determine whether a known key protein or gene is responsible for the cause or symptoms of the disease. Information concerning potential targets for many diseases is already accessible from generally available literature. Identification of the sequence of the target mRNA allows for design and synthesis of new catalytic RNA-based drug candidates. The drug candidates are tested for their ability to cleave the disease-causing mRNAs in the test tube. Effective candidates then can be modified to render them more stable, so that they can be analyzed further for their ability to cleave the target mRNA in cells growing in culture. These ribozymes either can lower the level or prevent the synthesis of the disease-causing protein.

     The core disciplines of the Company's Oligozyme drug discovery program are nucleotide and oligonucleotide chemistry, biochemistry, molecular and cellular biology, and virology. The Company has assembled a team of scientists who are skilled in these areas. Innovir believes that the addition of the scientific personnel, technical expertise, intellectual property and RILON(TM) Oligozyme technology from VHL substantially increases both the depth and breadth of its capabilities and thus positions it to be an even stronger presence in the commercial utilization of catalytic oligonucleotide technology. Because the Company believes that its core technologies are broadly enabling, the Company is able to focus its current and future efforts on a wide variety of therapeutic products. The Company's scientists have developed Oligozyme drug candidates with improved and high affinity for their mRNA targets. Several hundred different drug candidates have been tested in vitro for efficacy in inhibiting mRNA expression. The Company's scientists also have focused their efforts on understanding the many biochemical steps in the expression of mRNA in order to design and create the means to interrupt effectively the function of mRNA -- the production of new protein. These efforts have resulted in the development of drug candidates for several diseases. Several of these candidates are being tested in cell culture.

     Direct administration or delivery by a viral vector are the only means available for introducing RNA-based therapeutics to target cells. The choice of delivery type is dependent on accessibility of the diseased tissue (i.e., whether it is topical or internal) and whether the drug must be administered over an extended period of time or for a few treatments.

     Drug development is the process by which a drug candidate progresses through manufacture, testing and regulatory stages to product commercialization. The Company's initial target diseases (hepatitis B virus infection, psoriasis, and drug-resistant microorganisms) were chosen using several key criteria. For example, each disease has a defined clinical endpoint, such that successful treatment of the disease will be readily discernible. Treatment of a chronic virus infection with an efficacious drug should result in marked reduction in the levels of virus in a given tissue or circulating in the blood or other body fluid. Choosing diseases having defined clinical endpoints eliminates or reduces ambiguity in the assessment of a drug's performance. In the case of the Company's initial disease targets, one or more RNAs, whose sequences are known, is associated with the disease state. In addition, cell culture and animal models are available, and, most importantly, in each instance there is a clear medical and commercial need.

OLIGOZYME DRUG DEVELOPMENT PROGRAMS

     To date, the Company has focused on a limited number of disease targets, including hepatitis B (HBV), psoriasis/inflammation, drug-resistant microorganisms, and cancer (glioma). Each disease was chosen carefully and because it met a series of specific criteria that the Company had established. Currently, the Company intends to develop targeted Oligozyme therapeutics through a combination of internal programs and Company-sponsored external collaborations with third parties. However, no such collaborations of a material nature have yet been entered into, and no assurance can be given that such collaborations will successfully be entered into.

     The following table summarizes the potential applications, development status and commercial rights for each of the Company's Oligozyme drug programs. The Company does not expect to market any of its products for a number of years, if ever. Each program is described in greater depth below.

                THE COMPANY'S OLIGOZYME DRUG DEVELOPMENT PROGRAM

                    Therapeutic                                       Commercial
Programs            Applications            Development Status (1)    Rights (2)
--------            ---------------------   -----------------------   ----------
VIRAL DISEASES
Hepatitis B Virus   Hepatitis               Preclinical development   Innovir
(HBV)

Hepatitis C Virus   Hepatitis               Discovery                 Innovir
(HCV)

INFLAMMATORY SKIN
DISORDERS
Inflammation        Psoriasis               Discovery                 Innovir

CANCER

Cancer              Glioma                  Discovery                 Innovir

DRUG RESISTANT
MICROORGANISMS      Antibiotic Resistance   Discovery                 Innovir

(1) For purposes of this chart, "Discovery" means that research is being conducted relating to drug design, synthesis, and identification of lead compounds which are active against chosen molecular RNA targets. "Preclinical development" means that the efficacy of drug candidates is being assessed in cell culture or in animals for the purpose of identifying a lead compound. "Lead compounds" would be catalytic oligomers which meet preselected criteria in the test tube (in vitro) and cell culture models for activity and potency against RNA targets, and these lead compounds would be stabilized by chemical modification. In order to complete the development of its proposed drugs, the Company will be required to carry out the appropriate animal trials, file Investigational New Drug applications and complete Phase I, II and III clinical trials in accordance with FDA regulations. The Company has not accomplished previously any of these later phases of drug development.

(2) Although the Company has commercial rights, it is obligated to pay certain license and royalty fees. See "Patents, Proprietary Technology and Licenses."

VIRAL DISEASES

     Hepatitis B Virus. The World Health Organization lists hepatitis B virus ("HBV") infection as the ninth most frequent cause of death worldwide. Many of the most serious consequences of HBV infection (cirrhosis and hepatocellular carcinoma) occur when the immune system fails to control an acute infection, leading to chronic infection. There are an estimated 350 million HBV carriers worldwide. Despite impressive international vaccination programs and the development of a safe and effective recombinant vaccine, the estimated incidence of acute HBV infection in the United States actually rose in the 1980s, reaching 63 per 100,000 individuals. According to the Center for Disease Control (CDC), there are an estimated 200,000 to 300,000 new hepatitis B infections in the United States each year.

     During the peak of infectivity, the blood levels of HBV can reach up to 1010 infectious particles per milliliter. Chronic infection leads to a protracted interval during which an affected individual can spread the virus. One goal of anti-HBV therapy is to break the chain of infection, benefiting both the patient and the larger community. An additional goal is to reduce the damage caused by an often fatal disease which can occur when HBV and hepatitis delta virus ("HDV") co-infect the same patient. All individuals who are either chronically infected by HBV or who are at risk for acquiring an HBV infection (because they never had a natural infection and are unvaccinated) are susceptible to hepatitis delta, which is an endemic disease in many areas of the world and is reaching epidemic proportions among IV drug users and hemophiliacs in this country. Indeed, 50% of the deaths occurring in HBV carriers who develop fulminant hepatitis are caused by HDV co-infection.

     There is currently no FDA-approved therapy for the treatment of acute HBV infection. Interferon alpha has been approved by the FDA for the treatment of chronic HBV. However, several recent studies revealed that a six-month course of interferon alpha induced remission in only a minority of patients with chronic HBV, demonstrating the need for better treatments and suggesting the necessity to seek therapeutic drugs for the treatment of acute HBV infection, a disease which not only causes clinical symptoms in many people each year, but also has a 1% mortality rate and leads to chronic infection in 5% to 10% of the cases. Other drug candidates for HBV currently are being clinically tested, but are not yet approved by the FDA for sale.

     EGS Oligozyme drug candidates have been developed for hepatitis B, one of the Company's initial disease targets. The Company has achieved in vitro cleavage of the HBV mRNA by RNase P in the presence of the appropriate EGS Oligozyme. The Company has developed several chemically modified EGS Oligozymes that are resistant to degradation by nucleases found in serum and in cells. Such modified EGS Oligozymes have the potential to reduce the therapeutic dosage needed, by virtue of its increased half-life in the body. Currently, the Company has selected several modified EGS Oligozymes that have shown efficacy in HBV-producing cells. The Company has begun a series of animal studies to determine efficacy in order to select a lead candidate, to assess biodistribution, to carry out toxicology studies, and to develop appropriate formulations.

     Hepatitis C Virus. There are about 170,000 new cases of hepatitis C virus ("HCV") infection in the United States each year. HCV appears to be the predominant cause of post-transfusion non-A, non-B ("NANB") hepatitis around the world. Circulating antibody to HCV ("anti-HCV") is associated with most community-acquired NANB hepatitis cases in the United States and Western Europe, and is a major cause of chronic liver disease. Furthermore, the presence of such antibodies is associated with many cases of hepatocellular carcinoma. Because of the Company's expertise in hepatotropic viruses, specifically HBV and HDV, and because a delivery system to the liver is already available, HCV has been chosen as an additional target disease. The Company has adapted the same approaches being used for the development of a therapeutic for HBV to the recognition of molecular targets in HCV-infected cells.

INFLAMMATORY SKIN DISORDERS

     Psoriasis is one of a family of common skin disorders that affect a large number of people worldwide. In the United States, about two to five million people have varying degrees of psoriasis, from mild to severe, and are treated currently with a number of drugs including topical steroids. The market is largely unsatisfied with respect to long-term efficacy and, thus, is a good candidate for the introduction of new agents.

     The major clinical form of psoriasis is called psoriasis vulgaris or plaque-type psoriasis. It is a disease which often appears in the second or third decade of life and is usually chronic or persistent. Psoriasis is thus a "disease of a lifetime," as it usually lasts for the remainder of a person's life once it appears. The chronicity of this disease is thus quite attractive from the standpoint of developing suppressive therapeutic agents and for the potential of long-term sales of treatments.

     Although the etiology of the disease is unknown, the disease itself is the result of hyperproliferation of keratinocytes, a type of skin cell, induced by various mediators released by activated immune cells. The Company intends to use its Oligozyme technology to target the mRNAs responsible for the synthesis of several of the key mediators. To that end, the Company has entered into a collaboration arrangement with The Rockefeller University to develop EGS Oligozymes as novel alternatives to steroid-based therapeutics currently in use. This research is being led by James G. Krueger, M.D., Ph.D. He and his colleagues are evaluating the in vitro and in vivo efficacy of EGS Oligozymes in suppressing pathological inflammation of the skin. The Company is also developing RILON(TM) Oligozymes for inactivating mRNAs that are believed to be involved in the progression of the disease. This aspect of Innovir's research is in collaboration with Professor Malcolm Greaves at St. John's Institute of Dermatology at St. Thomas's Hospital. The Company believes that the anti-inflammatory EGS Oligozymes being developed for the treatment of psoriasis also might have applications for other inflammatory diseases. See "Collaborative Agreements."

APPLICATION OF OLIGOZYME TECHNOLOGY FOR DRUG TARGET VALIDATION

     The Company believes that Innovir's core Oligozyme technologies have powerful applications in the area of drug target validation. Rapid gains made in the last few years in the field of gene discovery and genome sequencing have resulted in the identification of a multitude of genes associated with various diseases. Identifying the function of these genes and their products will prove to be invaluable for the development of therapeutic agents targeted to diseases with which these genes are associated. An important step in the elucidation of the function of these genes is the inactivation of these genes or their products in cell and animal models of these diseases. Techniques that are currently being used for these purposes are either cumbersome and time-consuming or are unreliable. The Company believes that Oligozymes in conjunction with its proprietary InnoPhor(TM) delivery technology can be excellent tools for this application because they can be designed to inactivate any target RNA. They also offer the required specificity necessary for the selective inactivation of the target RNA. In addition, the Oligozymes are relatively inexpensive and easy to synthesize thereby offering the ability to inactivate a large array of target RNAs. The Company has successfully demonstrated the utility of its Oligozyme technology in several model cell culture systems.

DRUG DISCOVERY TARGET IDENTIFICATION AND VALIDATION

     In addition to therapeutic applications Innovir is committed to utilizing its EGS and RILON(TM) Oligozyme technology in conjunction with data from the genomics revolution for the important application of drug discovery target identification. In the pharmaceutical industry it is often the case that a defined family of closely related enzymes or receptor proteins is known to include a pharmacologically relevant target site for affecting a specific disease state. However, it is also often the case that the specific member of such family of potential drug targets that is the optimal one to target is unknown. Current technology requires expensive, time consuming, and uncertain medicinal chemistry efforts to produce a panel of sufficiently selective inhibitors of the individual target family members to identify the optimal target with confidence. The accomplishment of this process frequently takes a number of years and many researchers.

     The genomics revolution, which is rapidly identifying thousands of new human genes whose function is unknown, represents a mixed blessing for the pharmaceutical industry. On one hand, many new genes are being identified that, based on homology considerations, are clearly members of gene families that code for pharmacologically important enzymes or receptors. However, their specific functions are unknown. The vast number of such genes already identified has only made the true magnitude of the target identification and validation problem more apparent. On the other hand, the genomics revolution also offers great promise to the pharmaceutical industry. The identification of all or nearly all of the members of a pharmacologically important gene family greatly increases the chances that the optimal target for a specific drug discovery program will be included and available for identification.

     What is needed to enable the pharmaceutical industry to take quick and effective advantage of the wealth of new information being presented by the genomics revolution is a technology that will permit rapid and accurate identification of which specific genes in families of closely related genes encode the key target proteins for any given disease. The Company believes that Oligozymes will prove to be such a technology. Because Oligozymes can be designed to inactivate any given target messenger RNA with great specificity, they can mimic the effect of a very selective inhibitor of the target enzyme or receptor. In the case of such an inhibitor, the target protein is made but inactivated by the inhibitor. In the case of an Oligozyme, the target protein is never made because the messenger RNA encoding it has been destroyed. In both cases the pharmacological result is the same, permitting Oligozymes to substitute for the difficult-to-find, highly selective inhibitors of the target protein themselves. Oligozymes designed to inactivate any messenger RNA whose sequence is known can be produced readily, and thus constitute a generally applicable, rapid, highly specific means for validating the involvement or lack thereof of any protein in a biological process for which an assay exists. Many such processes can be modeled satisfactorily in a cell culture system in the laboratory, in which Oligozymes are routinely active. Other biological processes can only be modeled adequately in living animals (e.g., a behavioral model of a central nervous system disease). Although the current experience with Oligozymes in animal models is more limited than in cell culture, there are now several animal models for a variety of different disease states in which Oligozymes have been shown to be active. In fact, the first demonstration of specific, in vivo biological activity of a catalytic oligonucleotide was published in 1995 by scientists from VHL and their colleagues at the University of Oslo in Norway. Such results suggest that Oligozymes will be a broadly applicable methodology for target validation which can be used in what is considered to be the gold standard for drug evaluation, an animal model of the human disease to be treated. Another advantage of the use of Oligozymes for target validation is that some of these molecules could themselves be used as the therapeutic agent, thereby reducing the time required for the identification of alternate drug candidates.

PATENTS, PROPRIETARY TECHNOLOGY AND LICENSES

     The Company has an extensive patent estate covering its EGS Oligozyme and RILON(TM) Oligozyme technologies.

     The Company's EGS Oligozyme technology depends on the use of small specific RNA segments (EGSs) to redirect RNase P molecules from their natural target, precursor tRNA, to a wide range of disease-causing RNAs and then to cut these RNA molecules, thereby inactivating them. A typical EGS Oligozyme would be a molecule, about 30 nucleotides long, that has a binding site to interact with a chosen target RNA. The complex of EGS and RNA then interacts with RNase P. The EGS binding site for the disease-causing target RNA can be selected specifically and altered easily to interact uniquely with a particular target RNA. Innovir scientists recently developed a second generation of EGS Oligozymes that are only 12 or 13 nucleotides long. The "mini" EGS Oligozymes were made nuclease-resistant by chemical substitution.

     A U.S. Patent for this technology was issued in December, 1992 and expires in December, 2009. A second U.S. patent application was allowed in 1996. Corresponding foreign patent applications are pending. Three U.S. Patent applications and corresponding foreign patent applications generally relating to human EGS Oligozymes are pending. Pursuant to the license agreement with Yale University, all of these patent applications and patents have been assigned to and are the property of Yale University. Under the license agreement, the Company has exclusive commercialization rights under all of these patents.

     In 1990, the Company obtained rights with respect to certain patented technology entitled "External Guide Sequences for an RNA Enzyme," pursuant to an exclusive, worldwide license granted to the Company by Yale University. This license, which is for a term equal to the life of the patent, relates to the EGS technology invented by Dr. Altman in his capacity as an employee of Yale University. The license, which was subsequently amended in November 1994 and August 1996, may be terminated in the event that the Company fails to implement a plan directed at commercialization of products based on the licensed technology, or if the Company fails to satisfy certain other contractual obligations. The Company is currently implementing a plan pursuant to the Yale Agreement and believes it is in compliance therewith. However, upon termination, all the Company's licensed rights would revert to Yale University. The termination of the license would have a material adverse effect on the Company's operations.

     Yale and the Company have a pending U.S. patent application directed to the conversion of drug resistant organisms to drug sensitive organisms. The Company also has three pending U.S. patent applications and corresponding foreign applications directed to the EGS technology. A U.S. patent relating to the Company's use of EGS Oligozymes as diagnostic agents will issue December 31, 1996, and expire in December, 2013. Two U.S. patent applications on regulatable EGS Oligozymes are pending. Corresponding foreign applications are also pending.

     The Company has acquired an exclusive license to EMBL patents directed to 2'-O-alkyl modified hammerhead ribozymes containing as few as six residual ribonucleotides (Type 1 RILON(TM) Oligozymes) issued in the U.S. and Australia and pending in Europe, Canada and Japan. U.S. and corresponding foreign patent applications on Type 2 RILON(TM) Oligozymes were filed originally by VIMRx and have been assigned to Holdings.

     In July 1993, the Company was issued a U.S. Patent relating to the use of its delta ribozyme technology, which patent expires July 2010. This patent forms the basis for another category of drugs that also will be targeted against disease-causing mRNAs. Two divisional U.S. and corresponding foreign patent applications are pending.

     A U.S. Patent relating to the Company's use of its hepatitis delta virus-based vectors for the continuous administration in vivo of EGS Oligozymes or ribozymes issued in July 1993, and expires in July 2010. Two divisional U.S. and corresponding foreign patent applications are pending.

     The Company also has two U.S. patent applications and corresponding foreign applications on its InnoPhor(TM) delivery technology.

     In summary, the Company has rights to 22 U.S. patents and patent applications for therapeutic uses of Oligozymes, oligonucleotide delivery, and diagnostic applications of ribozymes. Corresponding foreign applications are pending or issued.

     U.S. Patent No. 4,987,071, called the "Cech Patent," claims the use of exogenously produced, or nonnatural ribozymes. The Cech Patent has been licensed to Ribozyme Pharmaceuticals, Inc. ("RPI") of Boulder, Colorado. The Company believes, based on the opinions of counsel, that the use of its EGS Oligozyme technology and the RILON(TM) Oligozyme technology, does not infringe the Cech Patent. However, there can be no assurance that infringement proceedings will not be brought against the Company.

     The Company believes that its business objectives can best be met by combining its in-house research and development efforts with licenses and research collaborations with scientists at outside academic and clinical research centers. These arrangements may commit the Company to fund research to reach milestones by specific target dates and, upon commercial sale of products, pay royalties. The failure of the Company to fulfill its obligations under the license agreements could result in termination of its rights thereunder, which could have a material adverse effect on the business of the Company.

     As consideration for the rights granted under the Yale license, the Company is obligated to pay Yale University earned royalties, a percentage of the fees received by the Company from sublicensing its rights under the license, and additional annual payments starting one year after the first sale of any licensed products. Failure by the Company to meet its payment obligations would put the Company in breach of the Yale license.

     In April 1994, the Company (as licensee) also entered into a non-exclusive licensing agreement with Stanford University ("Stanford") whereby the Company has the non-exclusive, non-transferable right to use certain technology owned by Stanford which allows the Company to use recombinant DNA technology for the development of its products. According to the terms of the agreement, the Company paid an initial fee of $7,500 to acquire the license and will be required to remit royalties on a quarterly basis, at various rates, as defined, beginning after the first commercial sale of a licensed product, as defined. In addition, commencing on February 1, 1995, the Company was required to pay a minimum annual advance on earned royalties of $10,000, which is nonrefundable, but may be credited, as defined, against future royalties due Stanford. Royalties shall continue to be payable, irrespective of the termination of this license agreement, until such time as all sales of licensed products shall have ceased.

MANUFACTURING

     The Company currently manufactures its own EGS Oligozymes and RILON(TM) Oligozymes for use in its test tube, cell culture, animal testing and target validation programs. However, the Company currently has no commercial manufacturing capability. The Company intends to out-source the manufacturing of the Oligozymes for some of its animal trials and early clinical trials. Should the Company undertake the manufacture of any products which may derive from its technologies, it would need to acquire and develop the necessary facilities, equipment, personnel, and techniques capable of achieving required production levels and of meeting commercial standards set by the FDA and other federal and state regulatory agencies. To do so would require significant capital expenditures. Alternatively, the Company might enter into arrangements with third parties, including, possibly, collaborative corporate partners, to manufacture products.

GOVERNMENT REGULATION

     The Company's development, manufacture and sale of therapeutics will be subject to regulation by a variety of governmental authorities. In particular, new drug products for human health are subject to rigorous preclinical and clinical testing and other approval requirements by the FDA and by comparable regulatory authorities in many foreign countries. Biologic drugs are regulated more pervasively than non-biologic drugs. The process for obtaining the required regulatory approvals from the FDA and other regulatory authorities takes many years and is very expensive. There can be no assurance that any compound developed by the Company will not be subject to regulation as a biologic nor that such product will prove to meet all of the applicable standards to receive marketing approval in the United States or by other foreign regulatory authorities. There also can be no assurance that any such approvals will be granted on a timely basis, if at all. Delays and costs in obtaining these approvals and the subsequent compliance with applicable federal and state statutes and regulations could adversely affect the Company's ability to commercialize its products and its ability to receive market revenues.

     The requirements of the FDA before a drug can be approved for marketing begin with extensive preclinical, animal and laboratory testing. Generally, all drugs must be shown to be safe and effective, based on well-controlled, double-blinded studies. The initial tests include laboratory evaluation of product chemistry and animal studies for the safety and efficacy of the product. The results of these studies are submitted to the FDA as part of an investigational new drug application ("IND") which is reviewed by the FDA prior to beginning human clinical trials.

     Clinical trials involve the administration of the investigational new drug to subjects, under the supervision of a qualified physician-principal investigator. Clinical trials are conducted in accordance with government-established statutes, regulations and guidelines and under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each clinical protocol must be submitted to the FDA as a part of the IND. Further, each clinical study usually must be evaluated by an independent Institutional Review Board ("IRB") at the institution at which the study will be conducted. The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution, and will approve the informed consent documentation to be obtained from all subjects in the clinical trials. The Company will have to monitor the conduct of the clinical investigators in performing the clinical trials and their compliance with FDA requirements.

     Clinical trials are typically conducted in three sequential phases, but the phases may overlap. In Phase I, the initial introduction of the drug into human subjects (generally 20 to 80 subjects), the drug is tested for safety, adverse effects, dosage tolerance, metabolism, distribution, excretion and pharmacodynamics (clinical pharmacology). Phase II involves studies in a limited patient population (generally 50 to 200 patients) to (i) determine the efficacy of the drug for specific, targeted indications, (ii) determine dosage tolerance and optimal dosage and (iii) identify possible adverse effects and safety risks. When a compound is found to be preliminarily effective and to have an acceptable safety profile in Phase II evaluation, Phase III trials are undertaken to further evaluate clinical efficacy and to further test for safety within an expanded patient population (generally 200 to 2,000 or more patients) at geographically dispersed clinical study sites. There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specified time period, if at all, with respect to any of the Company's proposed products. Furthermore, the Company or the FDA may suspend clinical trials at any time if the subjects or patients are exposed to an unacceptable health risk or the investigational product lacks any demonstrable efficacy.

     The results of the pharmaceutical development, preclinical studies and clinical studies are submitted to the FDA in the form of a New Drug Application ("NDA") for approval of the marketing and commercial shipment of the non-biological drug. The testing and approval process is likely to require substantial time (frequently 5 to 8 years or more) and expense and there can be no assurance that any approval will be granted on a timely basis, if at all. The FDA may deny an NDA if applicable regulatory criteria are not satisfied, require additional testing or information or, as part of the approval process, require post-marketing testing and surveillance to monitor the safety of the Company's products. Notwithstanding the submission of relevant data, the FDA may ultimately decide that the application does not satisfy its regulatory criteria for approval. In addition, product approvals may be withdrawn if compliance with labeling and manufacturing standards is not maintained or if unexpected safety problems occur following initial marketing. Finally, a product license application and establishment license application are required if the products are considered to be biological drugs. Biological drugs are generally regulated more vigorously than other drugs; for example, they are usually subject to certain release requirements.

     Among the conditions to obtain NDA or biologic license approvals and the maintenance of such approvals is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to good manufacturing practice ("GMP") regulations, which must be followed at all times. In complying with standards set forth in these regulations, manufacturers must continue to expend time, monies and effort in the area of production and quality control.

     In addition to regulations enforced by the FDA, the Company's proposed products also may be subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future, state or local regulations.

     For marketing outside the United States, the Company also is subject to foreign regulatory requirements governing human clinical trials and marketing approval for drugs. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country.

COMPETITION

     The biomedical industry is highly competitive. Competition in the field in which the Company is engaged is intense and expected to increase as knowledge and interest in the technology and products being developed by the Company increase. The Company faces competition from specialized biotechnology companies, large pharmaceutical companies, academic institutions, government agencies and public and private research organizations, many of which have extensive resources and experience in research and development, clinical testing, manufacturing, regulatory affairs, distribution and marketing. Some of these entities have significant research and development activities in areas upon which the Company's programs focus. Many of the Company's competitors possess substantially greater research and development, financial, technical, marketing and human resources than the Company and may be in a better position to develop, manufacture and market products. It is also possible that other companies may be developing new treatment methods not based on ribozyme technology which, if effective, could render the Company's proposed products obsolete. For example, the Company is aware that compounds called nucleoside analogs are being tested in patients for the treatment of Hepatitis B, although it is uncertain whether these compounds can cure the disease or will gain regulatory approval for sale.

     Several biotechnology companies in the United States and in foreign countries are dedicated solely to the development of ribozymes as therapeutics. In the United States, Ribozyme Pharmaceuticals Inc. ("RPI"), located in Boulder, Colorado, is the licensee of the "Cech patent" and is developing ribozymes for viral diseases and other diseases. Immusol, Inc., located in La Jolla, California, is developing hairpin ribozymes for several viral diseases, including HIV, and has a license from Northern Illinois University for the use of the hairpin ribozyme in the U.S. Hybridon, Inc., located in Worcester, Massachusetts, is devoting a portion of its effort to ribozyme technology; the bulk of its research and development work is focused on anti-sense. Other competitors in the biotechnology arena include Gene Shears Pty Ltd. in Australia. The Company is not aware, at this time, of any major pharmaceutical company that is developing ribozyme-based drugs independently of an association with a biotechnology company, although such development may be taking place.

COLLABORATIVE AGREEMENTS

     The acquisition of VHL by Innovir has resulted in the Company having in place collaborations with six major pharmaceutical companies, primarily for the purpose of evaluating the target validation potential of Oligozymes in a variety of therapeutic areas. None of the collaborations is at present financially material to the Company. The Company also has an approximately two-fold larger number of collaborations with academic and government research laboratories in the areas of target validation, therapeutic evaluation, drug stabilization and delivery, and pharmacokinetic, and pharmacodynamic assessment of Oligozymes than did Innovir prior to its acquisition of VHL.

     From time to time, it may be necessary for, or beneficial to, the Company to enter into collaborative agreements with third parties with respect to research and development, manufacturing or marketing and distribution. The Company currently is party to a collaborative research and development project, pursuant to which New York State Science and Technology Foundation (the "Foundation") provides grant monies to Cornell University Medical College to perform the project, entitled "Delta Hepatitis Agent RNA as a Therapeutic Vector for Ribozyme Delivery," under the direction of Dr. Hugh D. Robertson, a Professor at Cornell, who is also a consultant to the Company and Chairman of the Company's Science Advisory Board. The Company, although not a party to the agreement, is a "cooperating institution" and is responsible for providing a portion of the total funding for such research project. Pursuant to the most recent agreement, which runs through March 31, 1997, the Company is obligated to pay Cornell $58,750, of which $14,788 has been paid as of September 30, 1996. Project studies are conducted at the facilities of both Cornell and the Company, with Cornell being required under the agreement to submit periodic progress reports to the Foundation. In the event proprietary technology is developed at Cornell during the course of the project, Cornell would retain the patent rights to such technology, and the Company would be eligible to obtain license rights thereto.

     The Company entered into a collaboration with The Scripps Research Institute of LaJolla, CA, in June 1996 to evaluate the efficacy of its anti-HBV EGSs in an animal model. Under the terms of the collaboration, Scripps researchers led by Francis V. Chisari, M.D. will evaluate the in vivo efficacy of its lead EGS Oligozyme drug in suppressing viral replication in a strain of transgenic mice carrying HBV. This unique animal model was developed and characterized by Dr. Chisari, one of the most distinguished researchers in the hepatitis field, and his colleagues.

     The Company signed a research collaboration agreement, effective October 18, 1995, with The Rockefeller University for preclinical evaluation of a new approach to the treatment of a variety of inflammatory skin conditions. Under the terms of the collaboration, The Rockefeller University researchers led by James G. Krueger, M.D. Ph.D., will evaluate the in vitro and in vivo efficacy of EGS Oligozymes in suppressing pathological inflammation of the skin, using psoriasis as a model.

     The Company entered into a research collaboration with University of Pennsylvania in April 1996 for the evaluation of the Company's proprietary EGS technology to inhibit plant gene expression. The research is being carried out at the University of Pennsylvania within the Department of Biology and the Plant Science Institute under the guidance of Institute Director Anthony R. Cashmore, Ph.D. Dr. Cashmore's laboratory is one of the leading plant molecular genetics group in the world. The Company believes that the data derived from this research collaboration should establish further proof of principle for EGSs as a broad enabling technology and extend its use to agricultural applications, although no assurances can be given.

     Innovir also has entered into a collaboration with The Whitehead Institute, Massachusetts Institute of Technology, for the development of L-oligonucleotides for therapeutic applications. These oligonucleotides are expected to be highly resistant to enzymatic degradation in the body, thereby requiring less frequent administration of the drug. The research is being conducted in the laboratory of David Bartel, Ph.D. at the Whitehead Institute. Dr. Bartel is an expert in the evolution of novel ribozymes.

MARKETING AND SALES

     The Company has no experience in marketing, sales or distribution, and no facilities or resources with which to conduct such activities. To market any of its proposed products directly, the Company must develop a marketing and sales force with technical expertise and supporting distribution capability. Alternatively, the Company may seek to obtain the assistance of a pharmaceutical company with a large distribution system and a large direct sales force. There can be no assurance that the Company will be able to establish adequate marketing, sales and distribution capabilities or obtain the assistance of another pharmaceutical company in these efforts. The Company may never achieve market acceptance of its products.

EMPLOYEES

     As of December 24, 1996, the Company had 27 full time employees in the United States, including three (3) executive officers, one (1) senior scientist manager, six (6) scientists who hold Ph.D. degrees, fourteen (14) research associates, one (1) senior administrator and two (2) administrative assistants. In Europe, the Company has 23 full-time employees, including two (2) senior scientist managers, seven (7) scientists who hold Ph.D. degrees, ten (10) research associates and two (2) administrative assistants. The Company believes that its relations with its employees is satisfactory.

ITEM 2. PROPERTIES

     As of December 24, 1996, the Company sublets approximately 8,500 square feet of space in New York, New York for its laboratory and executive offices at a monthly rent of $26,416, with annual 4% increases for the remainder of the lease term. The sublease expires on May 31, 1999. The Company believes that, as its activities expand, it will eventually require additional space. The Company believes that its proximity to the major New York biomedical institutions is of importance to its further growth.

     The Company may be considered to be in violation of the terms of its sublease by not obtaining the required approval from the owner of the property prior to the consummation of the transactions with VIMRx in December 1996. See "Certain Relationships and Related Transactions" and notes to the Company's financial statements. In addition, the owner of the property has alleged, and the Company's sublandlord disputes, that the sublandlord may also be in breach of its lease with the owner of the property, which breach may be deemed to constitute a breach by the Company of its sublease. While the Company believes that these matters may be resolved without a materially adverse effect on the Company's business or financial position, no assurances can be given as to the ultimate outcomes.

     The Company's indirect subsidiary in Great Britain, VPI(UK), occupies approximately 5,000 square feet of space in Cambridge, England, under a monthly lease at a rental of approximately $8,250. The Company's indirect subsidiary in Germany, VPI GmbH, presently occupy approximately 2,500 square feet of space in Gottingen, Germany under a lease which is terminating in February 1997. Under that lease, the subsidiary is paying approximately $3,300 rent per month. VPI GmbH has entered into a lease for approximately 4,000 square feet of space in Rosdorf, Germany, under which it will pay $5,000 rent per month. The lease commences in January 1997 and expires on June 30, 2001.

ITEM 3. LEGAL PROCEEDINGS

     The Company has been named as a defendant in an action captioned Mifal Klita v. Innovir Laboratories, Inc., Swartz Investments, LLC f/k/a Swartz Investments, Inc., and Registrar and Transfer Company, filed on February 28, 1996 in the Supreme Court of the State of New York in the County of New York, alleging that the Company wrongfully refused to honor the plaintiff's notice of conversion with respect to the Company's Class C Convertible Preferred Stock, par value $.06 per share ("C Preferred Stock") held by the plaintiff and seeking damages which the plaintiff-investor alleges may be in excess of $1,000,000. On February 1, 1996, the plaintiff, an investor in the Company's private placement of C Preferred Stock, delivered to the Company a notice (the "Notice of Conversion") requesting that the Company convert 60,000 shares of C Preferred Stock into 147,594 shares of the Company's Common Stock, par value $.013 per share ("Common Stock"), based upon the five-day average closing bid price of the Common Stock immediately preceding the date of the Notice of Conversion; at the Fixed Conversion Price, the plaintiff's C Preferred Stock would be converted into 88,851 shares of Common Stock. The Company declined to comply with the Notice of Conversion on the grounds, among others, that the Company believed the plaintiff was seeking to deliver the shares of Common Stock to be obtained upon such conversion to cover a short position in direct violation of the subscription agreement with the Company executed by the plaintiff at the time he acquired the C Preferred Stock. On March 20, 1996, the Company and the plaintiff agreed that the Company would honor the Notice of Conversion and a second notice of conversion for the remaining 30,000 shares of C Preferred Stock held by the plaintiff and convert all 90,000 shares of C Preferred Stock into 192,557 shares of Common Stock, 54,000 shares of which would be held in escrow pending further agreement between the parties or a final adjudication of the plaintiff's claim. In accordance with the stipulation and order entered by the court, the Company delivered to the plaintiff 138,557 shares of Common Stock and delivered into escrow 54,000 shares of Common Stock. On April 10, 1996, the Company filed an answer to the plaintiff's complaint, denying liability, asserting affirmative defenses and asserting a counterclaim for damages suffered as a result of plaintiff's actions. On September 4, 1996, the court denied the plaintiff's motion for summary judgment. The Company intends to vigorously defend against the claims asserted against it. While the Company believes that the litigation will be resolved without a materially adverse effect on the Company's business or financial position, no assurances can be given as to the ultimate outcome of this litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no items submitted to a vote in the fiscal year ended September 30, 1996.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Since September 14, 1993, the completion date of the Company's initial public offering ("IPO"), the Common Stock has been traded in the NASDAQ SmallCap Market ("NASDAQ") under the symbol "INVR".

     For the period from October 1, 1994 through September 30, 1996, the high, low and closing bid prices for the Common Stock on NASDAQ were as follows:

     Quarter ending:                  High             Low           Close
     --------------                   ----             ---           -----
     December 31, 1994               $9.13            $7.38          $8.63

     March 31, 1995                  $9.75            $5.75          $8.88

     June 30, 1995                  $12.50            $8.75         $11.88

     September 30, 1995             $12.13            $5.25          $8.25

     December 31, 1995               $8.50            $1.75          $4.19

     March 31, 1996                  $5.00            $2.13          $4.38

     June 30, 1996                   $4.88            $1.63          $2.00

     September 30, 1996              $2.00            $0.75          $1.44


Such quotations represent prices between dealers, without adjustment for retail mark-ups, mark-downs or commissions, and may not necessarily reflect actual transactions.

     As of December 13, 1996, the Company's common stock was held by 78 stockholders of record, and the Company estimates there are approximately 600 beneficial stockholders. No dividends have been declared or paid on the Common Stock, and the Company does not contemplate the payment of cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

STATEMENT OF OPERATIONS DATA:
                                                                                                                      Cumulative
                                                             For the Years Ended September 30,                           Since
                                 ----------------------------------------------------------------------------         September 1,
                                        1992             1993             1994            1995           1996       1989 (inception)
                                        ----             ----             ----            ----           ----       ----------------
Revenue:
  Interest income                   $     5,711       $   12,444        $  118,583      $  102,623      $ 115,022     $    362,211
                                    -----------       ----------        ----------      ----------      ---------     ------------
Expenses:
  Research and development            1,241,825        1,505,899         2,066,938       2,893,543      3,930,401       12,421,825
  General and administrative
  (includes a non-cash charge
  of approximately $3 million
  incurred in connection with
  the issuance of warrants and
  stock options in 1996)                982,014        1,023,672        1,450,852       2,093,440       5,405,574       11,536,377
  Interest                              305,988          415,479           64,671         105,614         170,652        1,305,160
                                    -----------      -----------     ------------     -----------       ---------     ------------
     Total expenses                   2,529,827        2,945,050        3,582,461       5,092,597       9,506,627       25,263,362
                                    -----------      -----------      -----------     -----------       ---------     ------------
Loss before extraordinary item       (2,524,116)      (2,932,606)      (3,463,878)     (4,989,974)     (9,391,605)     (24,901,151)
Extraordinary item                                      (407,162)                                                         (407,162)
                                    -----------      -----------      -----------     ------------    -----------     ------------
    Net loss                        ($2,524,116)     ($3,339,768)     ($3,463,878)    ($4,989,974)    ($9,391,605)    ($25,308,313)
                                    ===========      ===========      ===========     ===========     ===========     ============
Loss per share data:
  Loss per share before
    extraordinary item                  ($13.49)          ($8.73)          ($1.12)         ($1.42)         ($1.66)
  Extraordinary item per share                            ( 1.21)
                                                          ------
    Net loss per share                 ($13.49)           ($9.94)          ($1.12)         ($1.42)         ($1.66)
                                       =======            ======           ======          ======          ======
  Shares used in calculation
     of net loss per share             187,159           336,133        3,089,090       3,510,047       5,671,248


BALANCE SHEET DATA:
                                                                    As of September 30,
                                     ---------------------------------------------------------------------------
                                      1992            1993                1994            1995           1996
                                      ----            ----                ----            ----           ----

Cash and cash equivalents          $    5,703      $5,007,072          $1,908,983      $1,836,984     $1,404,873

Total assets                          284,147       5,459,298           2,997,069       3,204,885      3,461,214

Total current liabilities           3,158,605         612,564             464,367         909,386      1,500,667

Notes payable and capital
  leases-long term                    275,000         287,845             624,313         683,780        881,520

Working capital
   (deficiency)                    (3,152,572)      4,468,459           1,533,304       1,106,431         54,097

Deficit accumulated during
  the development stage            (4,123,088)     (7,462,856)        (10,926,734)    (15,916,708)   (25,308,313)

Total stockholders' equity
   (deficit)                       (3,149,458)      4,558,889           1,908,389       1,611,719      1,079,027


To date, the Company has not paid any cash dividends, nor does it expect to pay any cash dividends in the foreseeable future.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains forward-looking statements which involve risks and uncertainties. Such statements are subject to certain factors which may cause the Company's plans to differ. Factors that may cause such differences include, but are not limited to, the progress of the Company's research and development programs, the Company's ability to obtain additional funds, the Company's ability to compete successfully, the Company's ability to attract and retain qualified personnel, the Company's ability to successfully enter into collaborations with third parties, the Company's ability to enter into and progress in clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents and any necessary licenses, the ability of the Company to establish development and commercialization relationships, the cost of manufacturing, and those other risks discussed under the heading "Risk Factors" included in the Company's Form S-3 Registration Statement (Reg. No. 333-12865).

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

Fiscal year ended September 30, 1996 vs. September 30, 1995

     Interest income increased from $102,623 in 1995 to $115,022 in 1996, an increase of $12,399 or 12%, resulting primarily from earnings on the cash proceeds received during November and December 1995 from the Company's private placement of Class C Convertible Preferred Stock.

     Research and development costs increased from $2,893,543 in 1995 to $3,930,401 in 1996, an increase of $1,036,858 or 36%. This increase was principally due to hiring additional research staff, more sophisticated experiments involving higher usage levels of reagents and laboratory supplies in 1996, additional depreciation expense resulting from equipment purchased during 1995 and 1996, additional rent and related costs resulting from expansion of the Company's facilities in 1995 to accommodate the Company's increased level of research and development activities, the start of animal trials for Hepatitis B Virus in 1996 and increased collaborative research.

     General and administrative costs increased from $2,093,440 in 1995 to $5,405,574 in 1996, an increase of $3,312,134 or 158%. Approximately $2.6 million of this increase relates to non-cash expense incurred in connection with the issuance of warrants to consultants (see below). The remainder of this increase was principally due to increased promotional efforts and other stockholder related expenses, non-cash expenses of $270,000 incurred in connection with the issuance of warrants in consideration for the amendment of a licensing agreement and a capital lease agreement, legal fees incurred in 1996 relating to litigation with a shareholder (see Note 13 to the Financial Statements included herein), additional expenses incurred to protect intellectual property and higher insurance premiums, partially offset by costs, incurred in 1995 only, associated with a severance package paid to a Senior Vice President who resigned in April 1995 and corporate development costs relating to a potential strategic alliance which was subsequently abandoned.

     The Company entered into consulting agreements to provide financial and other advisory services (the "Agreements") with certain investment banking companies, including Baron Financial Services, Inc. ("Baron"), an affiliate of A.R. Baron & Co., Inc., the Company's former underwriter and principal market maker. As compensation for the Agreements, the Company issued warrants to purchase shares of the Company's common stock. The estimated fair market values of these warrants were recognized as an expense as the services were rendered to the Company. During June 1996, Baron ceased operations. As a result, the unamortized balance of the estimated fair market value of warrants issued to Baron was expensed during the year ended September 30, 1996.

     Interest expense increased from $105,614 in 1995 to $170,652 in 1996, an increase of $65,038 or 62%. This increase was due to new equipment financed under various leasing arrangements.

     The Company's net loss for the year ended September 30, 1996 was $9,391,605, or $1.66 per share, compared to a net loss of $4,989,974, or $1.42 per share, for the same period in 1995.

Fiscal Year Ended September 30, 1995 vs. September 30, 1994

     Interest income decreased from $118,583 in 1994 to $102,623 in 1995, a decrease of $15,960 or 13%, resulting mainly from the Company's lower cash balances during 1995, partly offset by higher interest rates prevailing in 1995.

     Research and development expenses increased from $2,066,938 in 1994 to $2,893,543 in 1995, an increase of $826,605 or 40%. This increase was principally due to hiring additional staff, more sophisticated experiments involving higher usage levels of more costly reagents and laboratory supplies in 1995, including the initiation of a series of animal studies during the fourth quarter of fiscal year 1995, additional equipment purchased during 1994 to meet increased research activities, resulting in higher depreciation charges in 1995, and increases in 1995 contractual payments in accordance with scientific consulting agreements with the Company.

     General and administrative expenses increased from $1,450,852 in 1994 to $2,093,440 in 1995, an increase of $642,588 or 44%. This increase was principally due to a severance package allowed to a Senior Vice President who resigned in April 1995, expenses incurred in connection with corporate development activities as the Company seeks strategic alliances, additional legal fees incurred to protect intellectual property, higher administrative salaries to support increased research and development efforts in 1995, higher amortization of capitalized patent costs, and consulting fees incurred to assist the Company in preparing a strategic business plan and for financial advisory services. These increases in expenses were partially offset by the fiscal year 1994 cost of $94,486 incurred to repurchase the right of first refusal, in connection with the future sale of the Company's equity, from A.R. Baron & Co., Inc. In addition, the Company reduced the amount of fees paid to executive search firms in 1995 from 1994. In 1994, fees were incurred on searches for a Senior Vice President and two new members of the Board of Directors.

     Interest expense increased from $64,671 in 1994 to $105,614 in 1995, an increase of $40,943 or 63%. This increase was due to the financing of additional equipment under capital leases during the last nine months of fiscal year 1994 and during 1995.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1996, the Company had cash and cash equivalents of $1,404,873 as compared to $1,836,984 at September 30, 1995. The Company had working capital of $54,097 at September 30, 1996, as compared to working capital of $1,106,431 at September 30, 1995. The decreased cash and working capital positions result from funding the Company's operations for the year ended September 30, 1996, offset, in part, by net proceeds totaling approximately $6 million which were received from private placements completed in December 1995 and August 1996. The Company has funded its operations to date primarily from the proceeds received from the issuance of securities to private and public investors.

     In November and December 1995, the Company completed a private placement of its securities to raise equity financing (the "95 Offering"); the 95 Offering was conducted pursuant to the provisions of Regulation S as promulgated under the Securities Act of 1933, as amended. In connection with the 95 Offering, the Company sold 960,000 shares of its Class C Convertible Preferred Stock ("C Preferred

Stock") at $5.00 per share; as of November 22, 1996, all such shares of C Preferred Stock had been converted into shares of common stock. Holders of C Preferred Stock had no voting rights and were not entitled to receive dividends. C Preferred Stockholders had a liquidation preference, in the event of a liquidation, dissolution, or winding down of the Company, equal to the sum of $5.00 per share (the "C Issue Price") plus an amount equal to 10% of the C Issue Price, per annum, for the period that has passed since the dates of issuance to such stockholders. The liquidation preference was on parity with the holders of Class B Convertible Preferred Stock. The C Preferred Stock's conversion feature provided for each share of C Preferred Stock to be converted into shares of the Company's common stock at a floating rate equal to the result of dividing: (i) the sum of the C Issue Price plus an amount equal to 10% of the C Issue Price, per annum, for the number of days between the date of issuance, as defined, and the date of conversion, as defined, of each share of C Preferred Stock by (ii) the lesser of: (a) $3.4375, or (b) 85% of the average closing bid price of the Company's common stock for the five trading days immediately preceding the date of conversion, as defined. Each share of C Preferred Stock that remained outstanding on November 17, 1997 would have automatically been converted to common stock in accordance with the formula above. The Company had the right to redeem, in whole or in part, any C Preferred Stock submitted for conversion, in cash, in accordance with a defined formula. As of September 30, 1996, based on a conversion price at such date of $1.2219, the Company had reserved approximately 178,000 shares of common stock for issuance upon conversion of the issued and outstanding C Preferred Stock; in the event the price of the Company's common stock had decreased, the number of shares held in reserve with respect to the C Preferred Stock would have increased.

     In August 1995, the Company was granted a leasing commitment (the "Lease Line") by a finance company which provided for up to $300,000 to finance laboratory equipment acquisitions. The Company utilized the Lease Line in increments ("Leases"). The Leases are for 36-month periods with a purchase option at the end of each lease or an option to extend the lease for a one-year term. The Company provided security deposits of 35% of the cost of the equipment financed. As of September 30, 1996, the Company had fully utilized the Lease Line. Effective July 1, 1996, a financial covenant associated with an existing capital leasing agreement between the Company and a finance company, was amended to decrease the minimum cash level, as defined, that the Company must maintain to $250,000 during the term of the leases.


     On January 26, 1996, the Company and Baron entered into an agreement pursuant to which Baron agreed to provide certain business development services to the Company. As consideration for these services, the Company made an interest free loan of $400,000 to Baron and issued to Baron a warrant to purchase 250,000 shares of the Company's common stock at an exercise price of $.05 per share. On February 13, 1996, Baron repaid the loan and exercised the warrant.

     In August 1996, the Company completed a private placement whereby The Aries Fund, a Cayman Island Trust and The Aries Domestic Fund, L.P. ("The Aries Funds"), two affiliated investment funds which specialize in the biotechnology industry, have invested a total of $2 million in exchange for four million shares of newly issued common stock of the Company and four million Class C Warrants exercisable at $.50 per share. In addition, the Company has issued to The Aries Funds options to purchase an additional two million shares of common stock and two million Class C Warrants (the "Funds Option"), for a total option purchase price of $1 million.

     Planned operations for 1997 currently contemplate expenditures for capital assets of approximately $536,000, mainly consisting of laboratory equipment and leasehold improvements.

     During November 1996, the Company reached agreement with VIMRx to acquire all the issued and outstanding shares of capital stock of Holdings, a wholly-owned subsidiary of VIMRx. Holdings is a development stage biotechnology company devoting substantially all of its attention to the research and development of its proprietary technology. Holdings has had no product revenues to date. In consideration for the acquisition of Holdings, the Company, on December 23, 1996, issued 8,666,666 shares of a newly designated series of preferred stock, Class D Convertible Preferred Stock (see below) and warrants to purchase two million shares of the Company's common stock. The warrants expire after five years. The exercise price for one million warrants is $1.00 per share;
the remaining one million warrants have an exercise price of $2.00 per share. Generally accepted accounting principles require the Company to value at fair market value its assets and liabilities, to the extent of VIMRx's ownership interest in the Company, and the assets and liabilities of Holdings will be carried at Holdings' historic cost. A significant portion of the fair value of the Company's assets is expected to be assigned to acquired research and development and, accordingly, such amount will be expensed upon the closing of the transaction. See "Pro Forma Financial Statement Data."

     Simultaneously with the Company's acquisition of Holdings, (i) The Aries Funds exercised four million Class C Warrants and the Funds Option for aggregate consideration of $3 million and, as a result, acquired six million shares of the Company's common stock and two million Class C Warrants, and (ii) VIMRx, in exchange for $3 million of cash and three million shares of VIMRx's common stock, acquired 9.5 million shares of the Company's common stock from The Aries Funds. In addition, VIMRx and The Aries Funds entered into an agreement whereby VIMRx obtained the right to vote the remaining 500,000 shares of the Company's common stock held by The Aries Funds, thereby effectively giving VIMRx voting control of an aggregate of 18,666,666 shares of the Company's common stock.

     The Company may be considered to be in violation of the terms of its sublease by not obtaining the required approval from the owner of the property prior to the consummation of the transactions with VIMRx in December 1996. See "Certain Relationships and Related Transactions" and notes to the Company's financial statements. In addition, the owner of the property has alleged, and the Company's sublandlord disputes, that the sublandlord may also be in breach of its lease with the owner of the property, which breach may be deemed to constitute a breach by the Company of its sublease. While the Company believes that these matters may be resolved without a materially adverse effect on the Company's business or financial position, no assurances can be given as to the ultimate outcomes.

     In connection with the acquisition of Holdings, the Company's Board of Directors designated 8,666,666 shares of preferred stock as Class D Convertible Preferred Stock ("D Preferred Stock"). Each share of D Preferred Stock converts into one share of the Company's common stock at the option of the holder, or automatically on June 30, 1997. D Preferred Stockholders will have anti-dilution rights in the event of a stock dividend, stock split or other capital transaction, as defined. In the event that there are insufficient shares of common stock authorized, as of June 30, 1997, to allow for the conversion of all outstanding shares of D Preferred Stock into shares of common stock, the conversion ratio is increased to one and one-half shares of common stock for each share of D Preferred Stock. D Preferred Stock has a liquidation value of $1.50 per share and a liquidation preference on parity with Class B and C Convertible Preferred Stockholders. D Preferred Stockholders vote with common stockholders on an as if converted basis.

     The Company's acquisition of Holdings from VIMRx, and the exercise of four million Class C Warrants and the Funds Option by The Aries Funds, provided the Company with aggregate liquid assets of approximately $7 million. In addition, VIMRx has agreed to exercise two million warrants upon the request of the Company which will yield the Company aggregate proceeds of $3 million, and The Aries Funds have agreed to exercise upon request of the Company their remaining two million warrants which will yield the Company aggregate proceeds of $1 million.

     The Company expects to incur substantial expenditures in the foreseeable future for the research and development and commercialization of its proposed products and the upgrading of its laboratory facilities. As of December 24, 1996, the Company had cash and cash equivalents of approximately $6.6 million. Based on current projections, which are subject to change (such change may be significant), the Company's management believes that this, along with the proceeds from the exercise of the warrants held by VIMRx and the remaining warrants held by The Aries Funds, will be sufficient to fund its operations into the second quarter of the fiscal year ended September 30, 1998. Thereafter, the Company will require additional funds, which it may seek to raise through public or private equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. There can be no assurance that such additional financing can be obtained on terms reasonable to the Company, if at all. In the event the Company is unable to raise additional capital, planned operations would need to be scaled back or discontinued during 1998. No other sources of financing are currently available. In addition, the Company has been named as a defendant in an action alleging that the Company wrongfully declined to honor the plaintiff's notice of conversion with respect to the C Preferred Stock held by the plaintiff. The plaintiff is seeking damages which the plaintiff alleges may be in excess of $1,000,000. See "Legal Proceedings." While the Company believes that the litigation will ultimately be resolved without a materially adverse effect on the Company's business or financial position, no assurances can be given as to the ultimate outcome of this litigation.

Pro Forma Financial Statement Data

     The following unaudited condensed balance sheet data, as of September 30, 1996, has been prepared assuming the transactions between VIMRx, The Aries Funds and the Company, as described above, had occurred on September 30, 1996. (In thousands except per share amounts.)


                                                   The                                                            Pro Forma
                                                 Company               Holdings           Pro Forma             September 30,
  Assets                                          Actual                Actual          Adjustment(1)               1996
  ------                                         --------              --------         -------------               -----

Current assets:

   Cash                                         $1,405                   $172                                      $1,577

   Other assets                                    150                     22                                         172

Fixed assets                                     1,650                    497                                       2,147

Other assets                                       256                                                                256
                                                ------                 ------                                      ------
   Total assets                                 $3,461                  $ 691                                      $4,152
                                                ======                 ======                                      ======

           Liabilities and
        Stockholders' Equity
        --------------------

Current liabilities                             $1,501                 $  107                                      $1,608

Non-current liabilities                            881                                      $(40)                     841

Amounts due to VIMRx Pharmaceuticals Inc.                               7,195                                       7,195

Stockholders' equity (deficit)                   1,079                 (6,611)                40                   (5,492)
                                                ------                 ------              ------                  ------
   Total liabilities
   and stockholders' equity                     $3,461                   $691              $  --                   $4,152
                                                ======                 ======              ======                  ======


(1) Adjustment to fair value of the Company's liabilities to the extent of VIMRx's ownership interest in the Company, and the writing off of acquired research and development costs estimated to be approximately $14.5 million.

The following unaudited condensed operating statement data, for the year ended September 30, 1996, has been prepared assuming the transactions between VIMRx, The Aries Funds and the Company, as described above, had occurred on October 1, 1995. (In thousands except per share amounts.)



                                                                                                              Pro Forma
                                                                                                               for the
                                                 The                                                          year ended
                                               Company                 Holdings          Pro Forma           September 30,
                                                Actual                  Actual         Adjustment(2)            1996 (3)
                                               -------                 --------        -------------        -------------

Interest income                                   $115                    $41                                       $156
                                               -------                -------                                   --------
Expenses:

   Research and development                      3,930                  3,807                                      7,737

   General and administrative                    5,406                    353                                      5,759

   Other                                           171                    --                  $ 10                   181
                                               -------                -------                 ----              --------
         Total expenses                          9,507                  4,160                   10                13,677
                                               -------                -------                 ----              --------
Net loss                                       $(9,392)               $(4,119)                $(10)             $(13,521)
                                               =======                =======                 ====              ========

Per share data:

  Net loss per share(4)                                                                                         $  (1.16)
                                                                                                                ========
  Weighted average number of common
   shares outstanding                                                                                             11,671
                                                                                                                ========



(2) Interest expense adjustment for the amortization of the fair value adjustment related to certain liabilities of the Company.

(3) In connection with VIMRx's partial acquisition of the Company, the Company will incur, during the year ended September 30, 1997, a nonrecurring charge of approximately $14.5 million related to acquired research and development costs which will be expensed at the closing of the transaction.

(4) The pro forma net loss per share has been computed on the basis of the net loss for the period divided by the weighted average number of shares of common stock outstanding during the period increased by 6 million shares of common stock, issued to The Aries Funds in connection with the exercise of outstanding warrants and options, as if such shares were issued on October 1, 1995. The weighted average number of shares of common stock outstanding excludes the number of shares issuable upon the exercise of outstanding options and warrants and the conversion of preferred stock since such inclusion would be anti-dilutive.

Impact of the Adoption of Recently Issued Accounting Standards

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("FAS 121") in March 1995. The Company will be required to adopt the provisions of FAS 121 at the beginning of the year ending September 30, 1997. Based upon management's current estimate, the future adoption of FAS 121 will not have a material impact on the Company's financial position or results of operations.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") in October 1995. The Company will be required to adopt the provisions of FAS 123 at the beginning of the year ending September 30, 1997. FAS 123 requires companies to estimate the fair value of common stock, stock options, or other equity instruments ("equity instruments") issued to employees using pricing models which take into account various factors such as current price of the common stock, volatility and expected life of the equity instrument. FAS 123 permits companies to either provide pro forma note disclosure or adjust operating results for the amortization of the estimated value of the equity instrument, as compensation expense, over the vesting period of the equity instrument. The Company will elect to provide pro forma note disclosure which will appear in its annual financial statements for the year ending September 30, 1997 and, therefore, the adoption of FAS 123 will have no effect on the Company's financial position or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and financial statement schedule of the Company required by this item are included herein as exhibits and listed under Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     The directors and executive officers of the Company and their ages as of December 24, 1996 are as follows:

         Name                                Age          Position
         ----                                ---          --------
Allan R. Goldberg, Ph.D...................   55       Chairman of the Board,
                                                        Chief Executive Officer
                                                        and Director
Gary Pokrassa, CPA........................   49       Vice President - Finance
Shaji T. George, Ph.D.....................   43       Vice President - Discovery
                                                        Research
William T. McCaffrey......................   60       Director
Richard L. Dunning .......................   51       Director
David A. Jackson, Ph.D....................   54       Director
Francis M. O'Connell, CPA.................   50       Director
Laurence D. Fink..........................   44       Director

     Allan R. Goldberg, a co-founder of the Company, is Chairman, Chief Executive Officer and a member of the Science Advisory Board. Dr. Goldberg also is an adjunct professor at The Rockefeller University, and was a full-time member of their faculty from 1971 to 1989. He has been a full-time employee of the Company since its inception in 1989. His primary research focused on the mechanism of cell transformation by retroviruses. Dr. Goldberg's areas of expertise include virology, genetics, biochemistry and molecular biology, and cell biology. Dr. Goldberg was editor of the Journal of Experimental Medicine from 1976 to 1989 and has been a consultant to the National Institutes of Health and the National Science Foundation at various times since 1975. He received his B.A. degree from Cornell University in English and Mathematics and his Ph.D. in Biology/Biochemistry from Princeton University. Dr. Goldberg was a postdoctoral fellow of the American Cancer Society in nucleic acid biochemistry at the Albert Einstein College of Medicine.

     Gary Pokrassa joined the Company as acting Chief Financial Officer in March 1993 and was named Vice President - Finance in June 1994. Mr. Pokrassa has served as a consultant performing financial analysis and computer modeling for several companies since March 1991 including A.R. Baron & Co., Inc., the underwriter of the Company's initial public offering, Information Management Technologies Corp. and Promodes, S.A., a French-owned supermarket chain. From February 1990 to March 1991, Mr. Pokrassa served as Chief Financial Officer of Information Management Technologies, Corp. and from 1984 to 1990, he served as Treasurer of Pramer, Inc., the United States subsidiary of Promodes, S.A. Mr. Pokrassa is a certified public accountant, and began his career with Grant Thornton & Co., a major accounting firm, in 1969. He received his B.S. degree in accounting from New York University.

     Shaji T. George was elected Vice President - Discovery Research in June 1994. Prior to that time, he served as Director of Research at the Company since 1989. Prior to 1989, Dr. George was a research fellow at the State University of New York at Stony Brook and at The Rockefeller University. He received his doctorate in biochemistry from the Christian Medical College in Vellore, India.

     William T. McCaffrey was elected to the Board in June 1994. Since July 1987, Mr. McCaffrey has been the Senior Executive Vice President and Chief Operating Officer of The Equitable Companies Incorporated and its subsidiary, The Equitable Life Assurance Society of the United States. He began his career with that company in 1954. Mr. McCaffrey received a B.S. degree from New York University and an M.S. degree from the Columbia University Graduate School of Business.

     Richard L. Dunning has been a Director since December 1996. Mr. Dunning is currently President and Chief Executive Officer and a director of VIMRx Pharmaceuticals Inc. since April 1996. Prior to April 1996, Mr. Dunning served as Executive Vice President and Chief Financial Officer of the

DuPont Merck Pharmaceutical Company since 1991.

     Laurence D. Fink was elected to the Board in December 1996. Mr. Fink has been Chairman and Chief Executive Officer and Director of BlackRock Financial Management (investment advisor) since 1988. Mr. Fink is a director of the closed end funds for which BlackRock serves as investment advisor. Mr. Fink also serves as a director of VIMRx Pharmaceuticals Inc.

     Francis M. O'Connell, CPA was elected to the Board in December 1996. Mr. O'Connell has served as Chief Financial Officer of VIMRx Pharmaceuticals Inc. since February 1995. From June 1994 to February 1995, Mr. O'Connell was Director of Litigation Support in the New York office of J.H. Cohn & Company, a CPA firm. From March 1992 to June 1994, Mr. O'Connell was Vice President of Hickock Associates Inc., a financial consulting company, and for 17 years prior thereto, was an employee and partner with KPMG Peat Marwick (formerly KPMG Main Hurdman).

     David A. Jackson, Ph.D. was elected to the Board in December 1996. Dr. Jackson has served as Executive Vice President and Chief Science Officer of VIMRx Pharmaceuticals Inc. since September 1996. Prior to joining VIMRx, Dr. Jackson was with DuPont Merck Pharmaceutical Company since 1991, most recently serving as Senior Director, Cancer, Virology and Molecular Biology Research.

     All directors hold office until the next annual meeting of stockholders and until their successors are elected and qualified. Executive officers are elected by, and serve at the discretion of, the Board of Directors.

     The Company's Certificate of Incorporation provides that no director shall be personally liable to the Company or its stockholders for monetary damages for breach of fiduciary duty except for: (a) any breach of the duty of loyalty, (b) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (c) improper distributions to stockholders or loans to officers or directors, or (d) any transactions from which a director derives an improper personal benefit. The Company currently maintains insurance to indemnify directors and officers.

CONSULTANTS

     The Company is dependent upon the part-time services of the following two consultants:

     Hugh D. Robertson, Ph.D., is a co-founder of the Company and Chairman of the Science Advisory Board ("SAB") and has been a consultant to the Company since its inception. Since 1989, he has been a full-time faculty member of the Cornell University Medical College and a member of The Rockefeller University adjunct faculty. From 1972 through 1988, Dr. Robertson was a full-time member of the faculty of The Rockefeller University, where he worked on RNA structure and function and the mechanism of replication of viroids and viroid-like pathogens. Dr. Robertson received his B.S. degree in biology at Harvard College and his Ph.D. in genetics at The Rockefeller University. He was a postdoctoral Helen Hay Whitney Fellow in cell biology and nucleic acid chemistry at the MRC Laboratory of Molecular Biology in Cambridge, England, which work led to the discovery, with Drs. Sidney Altman and J.D. Smith, of the RNase P enzyme and the enzymatic properties of the RNA subunit of that enzyme.

     Dr. Robertson's consulting agreement with the Company, dated April 1, 1992, as amended April 1, 1996, terminates March 31, 2000. Pursuant to this agreement, Dr. Robertson provides scientific consulting services on a when requested basis, up to one day per week, taking into consideration his obligations as an employee of Cornell University Medical College. Dr. Robertson's agreement contains a provision restricting Dr. Robertson from performing work relating to the Company's technology for others, again taking into consideration his obligations to Cornell. For his services, Dr. Robertson was paid $75,000 per year through March 31, 1994, $90,000 per year through March 31, 1996, and is currently being paid $95,000 per year through March 31, 2000. In addition, the Company has agreed to pay Dr. Robertson $10,000 upon the issuance of any patent for which he is named inventor or co-inventor and which patent is assigned to the Company, and has agreed it may award Dr. Robertson additional compensation from time to time. Dr. Robertson's agreement contains confidentiality and non-compete provisions, and an agreement that his inventions and other works conceived in connection with his services for the Company will become the property of the Company.

     Sidney Altman, Ph.D., has been a consultant to the Company since 1990. Since 1980, Dr. Altman has been a Professor of Biology at Yale University, and from 1971 to 1980 was an Assistant Professor at such institution. In 1989, he received, together with Thomas R. Cech, the Nobel Prize in Chemistry for their independent discoveries relating to the catalytic properties of RNA. Dr. Altman received a B.S. degree in physics at Massachusetts Institute of Technology and his Ph.D. in biophysics at the University of Colorado Medical Center. He was a postdoctoral fellow in molecular biology at Harvard University. He took a second postdoctoral fellowship at the MRC Laboratory in Cambridge, England with Drs. Sydney Brenner and Francis Crick which led to the discovery, with Drs. Hugh Robertson and J.D. Smith, of RNase P and the enzymatic properties of that enzyme. Dr. Altman is a member of the National Academy of Sciences of the United States.

     The Company has a consulting agreement with Dr. Altman dated as of April 1, 1992, which, as amended in March 1994, terminates March 31, 1998. Pursuant to the agreement, Dr. Altman is required to spend approximately 15 days per year providing scientific consulting services (including participation on the SAB) concerning the use of EGS's to target RNAs for cleavage by RNase P and the use of hepatitis delta viruses to inactivate RNAs, for which he is paid $75,000 per year until March 31, 1996 and $90,000 per year thereafter. Dr. Altman's agreement contains provisions protecting him against conflicts with his obligations as an employee of Yale University, an agreement by Dr. Altman and the Company not to disclose proprietary information obtained from each other, and an agreement by the Company to indemnify Dr. Altman against claims arising in connection with his services to the Company.

SCIENCE ADVISORY BOARD

     The Company has a Science Advisory Board ("SAB") which advises the Company from time to time with respect to the Company's scientific research and development programs. The members of the SAB are compensated through the payment of fees and the grant of stock options.

     In addition to Dr. Robertson, who is the Chairman, and Dr. Altman, the members of the Company's SAB are as follows:

     Tony Hunter, Ph.D., has been a member of the faculty of the Salk Institute since 1975, where he is now Professor. Dr. Hunter's areas of expertise include mechanisms of cell transformation and retrovirology. Dr. Hunter received his undergraduate and graduate education at the University of Cambridge, England.

     Thomas J. Kindt, Ph.D., has been the Chief of the Laboratory of Immunogenetics at the National Institute of Allergy and Infectious Diseases in Bethesda, Maryland since 1977. He is also an Adjunct Professor in the department of microbiology and pediatrics at the Georgetown University School of Medicine and Dentistry. Dr. Kindt received his B.S. in chemistry from Thomas More College in Kentucky and his Ph.D. in biochemistry from the University of Illinois in Urbana.

     Timothy W. Nilsen, Ph.D., is Professor of Molecular Biology and Microbiology and of Medicine at the Case Western Reserve University School of Medicine, where he has been since 1982. His primary areas of expertise are in ribosomal RNA processing in eukaryotic cells and molecular mechanisms of gene expression in parasitic nematodes. Dr. Nilsen received his undergraduate education at Fordham University and Ph.D. in molecular biology from the State University of New York at Albany.

     Richard M. Krause, M.D., has been Professor of Epidemiology and Professor of Medicine at Washington University School of Medicine and Professor and Senior Physician at The Rockefeller University. He was the Director of the National Institute of Allergy and Infectious Disease at the NIH. From 1984 to 1988, he was Dean of Emory University School of Medicine and since that time has been Senior Scientific Advisor at the Fogarty International Center (National Institutes of Health). Dr. Krause received his undergraduate education from Marieta College and his M.D. at Case Western Reserve University School of Medicine.

     David A. Shafritz, M.D., has been a faculty member at the Albert Einstein College of Medicine in New York, where he is currently Professor of Medicine and Cell Biology, Chief of the Molecular Hematology Unit of the G.I.-Liver Disease Division and, since 1976, Director of the Marion Bessin Liver Research Center. During the last 20 years his academic career has focused on the application of molecular biology to understanding basic disease processes. Dr. Shafritz received his B.S. in chemistry at the University of Pennsylvania College of Arts and Sciences and his M.D. from the University of Pennsylvania School of Medicine.

     Maurice R. Hilleman, Ph.D., D.Sc., is past Senior Vice President for Virus and Cell Biology Research, Merck Research Laboratories and served as a director of the Company from June 1996 to December 1996. During his tenure at Merck, Dr. Hilleman pioneered the development of numerous vaccines including those for hepatitis A, both plasma-derived and recombinant hepatitis B, measles, mumps, rubella, MMR, pneumococcus, meningococcus and Marek's disease. He personally directed these programs through early research and clinical development to the commercialization stage. He is a member of the U.S. National Academy of Sciences, the American Academy of Arts and Sciences, and the Institute of Medicine of the National Academy of Sciences, and received the Lasker Medical Research Award in 1983 and was awarded the National Medal of Science by President Ronald Reagan.

     Members of the SAB may be employed by or have consulting agreements with entities other than the Company, some of which may conflict or compete with the Company, or which may limit a particular member's availability to the Company. Certain of the institutions with which the SAB members are affiliated may have regulations or policies which are unclear with respect to the ability of such personnel to act as part-time consultants or in other capacities for a commercial enterprise. Regulations or policies now in effect or adopted in the future might limit the ability of the SAB members to consult with the Company. The loss of the services of certain of the SAB members could adversely affect the Company.

     Inventions or processes discovered by any SAB member, unless otherwise agreed, will not become the property of the Company but will remain the property of such person or of such person's full-time employers. In addition, the institutions with which the SAB members are affiliated may make available the research services of their scientific and other skilled personnel, including the SAB members, to entities other than the Company. In rendering such services, such institutions may be obligated to assign or license to a competitor of the Company patents and other proprietary information which may result from such services, including research performed by an advisor or consultant for a competitor of the Company.

     In April 1993 and August 1995, Drs. Hunter, Nilsen and Shafritz were each awarded 7,500 and 10,000 options to purchase shares of the Company's common stock at exercise prices of $2.25 and $10.75 per share, respectively. Pursuant to the terms of their employment by National Institutes of Health, Drs. Kindt and Krause were previously ineligible to receive options from the Company. Recently, however, the National Institutes of Health has changed its policy to permit such option awards.

     In November 1995, the Company granted to the members of its Science Advisory Board an aggregate of 60,000 options to purchase shares of Common Stock at an exercise price equal to the market price on the date of grant, ranging from $3.50 to $4.25.

     In December 1996, 120,170 options held by Dr. Altman and 193,403 options held by Dr. Robertson to purchase shares of the Company's common stock were canceled, and new grants of 125,000 options and 200,000 options, respectively, were issued exercisable at $1.30 per share pursuant to the repricing described below (See "1993 Stock Option Plan"). Other members of the SAB, including Dr. Hilleman, a former director of the Company, had 81,500 previously granted options canceled and reissued at an exercise price of $1.30 per share pursuant to the repricing described below (See "1993 Stock Option Plan").

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely upon a review of Form 3 and 4 and amendments thereto, if any, furnished to the Company during fiscal year 1996 and Forms 5 and the amendments thereto, if any, furnished to the Company with respect to fiscal year 1996, the Company confirms that all reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended, were filed on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth information concerning all cash and non-cash compensation paid or to be paid by the Company as well as certain other compensation awarded, earned by and paid, during the fiscal years indicated, to the Chief Executive Officer and each of the other most highly compensated executive officers of the Company who earned in excess of $100,000 for such period in all capacities in which they served.


                           SUMMARY COMPENSATION TABLE

                                                                                 Long Term Compensation
                                                                                ------------------------
                                 Annual Compensation                                     Awards
---------------------------------------------------------------------------     ------------------------
                                                                     Other
                                                                    Annual      Restricted
          Name and                                                  Compen-       Stock         Options/
          Principal                       Salary         Bonus      sation       Award(s)         SARs
          Position          Year           ($)            ($)         ($)          ($)           (#) (2)
         ----------         ----          -----          -----       -----        -----         --------

Allan R. Goldberg           1996         $200,000          --         --            --           51,429
Chairman and Chief          1995          188,750          --         --            --           37,000
Executive Officer           1994          151,055          --         --            --           61,625


Gary Pokrassa               1996         $139,750          --         --            --           29,946
Vice President -            1995          132,438          --         --            --            8,700
Finance                     1994          142,139(1)       --         --            --           67,825


Shaji T. George             1996         $110,000          --         --            --           23,571
Vice President -            1995          102,500          --         --            --             --
Discovery Research          1994           87,993          --         --            --           59,250


(1) Mr. Pokrassa was paid as a consultant from March 1993 through June 30, 1994.
(2) The Company canceled and reissued stock options in December 1996. See "1993 Stock Option Plan."

     The Company has no stock appreciation rights plan or long-term incentive plan.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table provides information related to options granted to the named executive officers during Fiscal 1996.


                                                                                                   Potential Realizable Value
                                                                                                    At Assumed Annual Rates
                                                                                                  of Stock Price Appreciation
                                      Individual Grants                                                For Option Term (1)
                              --------------------------------------------------------------      ---------------------------
                                               % of total
                                                Options
                                               Granted to         Exercise
                              Options         Employees in        or Base
                              Granted            Fiscal            Price          Expiration
Name                          (#)(2)              Year           ($/share)           Date                 5% ($)         10% ($)
----                          -------            ------          ---------          ------                ------         -------

Allan R. Goldberg             51,429(3)          15.5%             $3.50          11/16/2000             $49,731        $109,893

Gary Pokrassa                 29,946(3)           9.0%             $3.50          11/16/2000             $28,957         $63,988

Shaji T. George               23,571(3)           7.1%             $3.50          11/16/2000             $22,793         $50,366


-----------
(1) The potential realizable value portion of the foregoing table illustrates value that might be received upon exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation on the Company's Common Stock over the term of the options. These numbers do not take into account provisions of certain options providing for termination of the option following termination of employment.

(2)  Options to acquire shares of Common Stock.

(3) Consists of shares exercisable at $3.50 per share expiring November 16, 2000, none of which is vested at September 30, 1996. Vesting is subject to acceleration based on performance, otherwise vesting occurs on November 16, 2000.


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END
OPTION VALUES


                                                            Number of Unexercised         Value of Unexercised In-the-
                                                            Options at Fiscal Year          Money Options at Fiscal
                                                                   End (#)                       Year End ($) (1)
                                                       ----------------------------       -----------------------------
                      Shares
                     Acquired           Value                                Unexer-                           Unexer-
Name               on Exercise      Realized ($)       Exercisable          cisable       Exercisable          cisable
----               -----------      ------------       -----------          -------       -----------          -------

Dr. Allan R.           -0-               -0-              212,714            285,362          -0-                -0-
Goldberg

Gary Pokrassa          -0-               -0-               44,000             62,471          -0-                -0-

Shaji T. George        -0-               -0-               68,766             64,621          -0-                -0-


-----------
(1) The Closing Price of the Company's Common Stock as reported by NASDAQ on September 30, 1996 was $1.44. Value is calculated on the basis of the difference between the exercise price and $1.44 multiplied by the number of shares of Common Stock underlying the option.

DIRECTORS' COMPENSATION

     While there is no formal policy pursuant to which the Company's directors receive fees for their services, from time to time they may receive compensation in the form of cash or securities, and they are reimbursed for expenses incurred by them in connection with the Company's business. Non-employee directors each receive a stipend of $500 per each directors' meeting attended in person and $250 for each telephonic meeting. See "Non-Employee Director Stock Option Plan."

EMPLOYMENT AGREEMENT

     The Company and Dr. Goldberg entered into an employment agreement in April 1992 for his services as Chairman of the Board and Chief Science Officer. (In February 1993, Dr. Goldberg was also named President of the Company, and, in June 1994, he was named Chief Executive Officer). Pursuant to the agreement, which was amended effective March 31, 1996, amended and restated in December 1996 and expires November 30, 1999, Dr. Goldberg currently serves as Chairman of the Board and Chief Executive Officer and receives an annual base salary of $200,000, adjusted annually as determined by the Board. For the period from April 1, 1993 to March 31, 1994, Dr. Goldberg received an annual base salary of $140,000. From July 1, 1994 to June 30, 1995, Dr. Goldberg received an annual base salary of $185,000 and as of July 1, 1995, Dr. Goldberg is receiving an annual base salary of $200,000. In addition, Dr. Goldberg is eligible to receive a performance bonus, at the discretion of the Board, upon achievement of specific objectives established by the Board. Dr. Goldberg's agreement contains confidentiality and non-compete provisions, and an agreement that Dr. Goldberg's inventions, copyrights and patents become property of the Company. Dr. Goldberg has loaned the Company some scientific equipment, as listed in his agreement.

COMPENSATION PURSUANT TO PLANS:

1993 Stock Option Plan

     In May 1993, the Company adopted its current stock option plan (the "Plan"). Under the Plan, as amended by the Board during November 1996, subject to stockholder approval, 3,000,000 shares of Common Stock (subject to adjustment to cover stock splits, stock dividends, recapitalizations and other capital adjustments) are reserved for issuance upon exercise of options granted to officers, employees and directors of and advisors and consultants to the Company. The Plan provides that options granted thereunder will be designated as either incentive stock options or non-incentive stock options. Options designated as incentive stock options are intended to qualify as incentive stock options as defined in the Internal Revenue Code of 1986, as amended (the "Code"). The Plan will terminate in 2003, unless sooner terminated by the Board of Directors.

     Subject to the limitations set forth in the Plan, the Board of Directors or a committee of the Board has the authority to select the persons to whom grants are to be made, to designate the number of shares to be covered by each option, to determine whether an option is to be an incentive stock option or a non-incentive stock option, to establish vesting schedules and, subject to certain restrictions, to specify other terms of the options. The maximum term of options granted under the Plan is ten years. Options granted under the Plan generally are non-transferable and expire three months after the termination of an optionee's employment or directorship with the Company. In general, if an optionee dies, is permanently disabled or retires while employed or retained by the Company, such person's option may be exercised up to three months after his or her death, or termination of employment due to disability or retirement.

     The exercise price of options granted under the Plan is determined by the Board of Directors (or its committee) at the time of grant. The exercise price of incentive stock options must equal at least the fair market value of the Common Stock on the date of grant. The exercise price of incentive stock options granted to any person who at the time of grant owns stock possessing more than 10% of the total combined voting power of all classes of stock must be at least 110% of the fair market value of such stock on the date of grant and the term of these options cannot exceed five years. The exercise price of non-incentive stock options may be less than 100% of the fair market value of the Common Stock on the date of grant. On November 21, 1996 the Board of Directors authorized the Company to offer to each current employee, director or consultant holding stock options (the "Old Options") the opportunity to have the Old Options canceled and to grant new options ("New Options") for an equal number of shares at an exercise price of $1.30 per share (the "Repricing"); the closing price for the common stock on November 21, 1996 as reported by NASDAQ was $.8125. Under the terms of the Repricing, vesting schedules were reset and no portion of any New Option may be exercised until one year from the date of closing of the acquisition of Holdings. See "Management Discussion and Analysis of Financial Condition and Results of Operations." All New Options are to be non-qualified options. Under the Repricing, 1,443,925 Old Options were canceled and 1,473,889 New Options, including 756,471 for officers were issued. In addition, Dr. Goldberg was awarded non-qualified options to purchase 300,000 shares of common stock at an exercise price of $1.30 per share. Vesting of Dr. Goldberg's option for 300,000 shares will be based on achievement of various milestones, as defined. As of December 24, 1996, options to purchase an aggregate of 1,833,889 shares of Common Stock at prices ranging from $1.30 to $9.75 have been granted and are outstanding under the Plan, including 800,000 options to Dr. Goldberg, 106,471 options to Mr. Pokrassa and 150,000 options to Dr. George. See "Option Grants in Last Fiscal Year."

Non-Employee Director Stock Option Plan

     During 1994, the Company adopted a Non-Employee Director Stock Option Plan (the "Director's Plan"). Under the Director's Plan, as amended by the Board in November 1996, subject to stockholder approval, 270,000 shares of the Company's common stock have been reserved for stock option awards. Each new non-employee director is automatically granted an option to purchase 30,000 shares of common stock, on the date on or after June 1, 1994 on which he or she is initially appointed or elected as a director. The exercise price is equal to the fair market value on the date of grant. Such options vest ratably, at six month intervals, over a three year period. In March 1996, as amended in July 1996, subject to shareholder approval, the Company's Board of Directors amended the Director's Plan to allow for automatic grants of an option to purchase 10,000 shares at each director's second anniversary, and at each anniversary thereafter, with vesting to be 50% at the eighteenth month following grant, and 50% to be at the twenty fourth month following grant. There were no shares granted under this plan during the year ended September 30, 1995, and 160,000 shares were granted, exercisable at prices ranging from $0.97 to $3.88, during the year ended September 30, 1996. Options to purchase 75,000 shares were terminated during the year ended September 30, 1996, exercisable at prices ranging from $1.69 to $7.75. In addition, as approved by the Board of Directors on November 21, 1996, 70,000 options, previously granted to two directors pursuant to the Director's Plan, were canceled and reissued under the 1993 Stock Option Plan at an exercise price of $1.30 per share during December 1996. Such options vest over a three year period. At December 24, 1996, options for 15,000 shares were outstanding under this plan and 255,000 shares were available for future grant. 15,000 options are vested under this plan at December 24, 1996.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company currently has a Compensation Committee, which was first formed in October 1993 and consists of William T. McCaffrey. During the year ended September 30, 1996, the following directors also served on the Compensation
Committee: Charles L. Dimmler, III served until he resigned as a member of the Board of Directors in December 1995; Bernard Canavan, M.D. served until he resigned in March 1996; Susan Clymer served from December 1995 until she resigned in June 1996; and Maurice Hilleman, Ph.D. served from July 1996 until he resigned in December 1996. Mr. Dimmler is associated with Hambro International Equity Partners ("Hambro"); at the beginning of the year ended September 30, 1996, Hambro had been the beneficial owner of more than 5% of the Company's outstanding common stock and had provided financing for the Company as recently as March 1993.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information concerning stock ownership of (i) all persons known by the Company to own beneficially 5% or more of the outstanding shares of the Company's Common Stock as of December 24, 1996,
(ii) each director of the Company, (iii) each executive officer of the Company named in the Summary Compensation Table contained in Item 11 hereof, and (iv) all executive officers and directors of the Company as a group. On December 23, 1996, the Company completed its acquisition of Holdings from VIMRx in exchange for a majority interest in the Company. See "Certain Relationships and Related Transactions."

                                                            Number    Percentage
         Name and Address                                  Owned (1)   Of Class
         ----------------                                  ---------  ----------
Dr. Allan R. Goldberg ..................................     26,225       *
  510 East 73rd Street
  New York, New York 10021

William T. McCaffrey (2)................................     52,603       *
 510 East 73rd Street
 New York, New York 10021

Gary Pokrassa (3).......................................     35,592       *
 510 East 73rd Street
 New York, New York 10021

Shaji T. George (4).....................................     71,460       *
 510 East 73rd Street
 New York, New York 10021

The Aries Fund, A Cayman Island Trust (5)...............  2,500,000     13.1%
  787 Seventh Avenue
  New York, New York 10019

The Aries Domestic Fund, L.P. (6).......................  2,500,000     13.1%
  787 Seventh Avenue
  New York, New York 10019

VIMRx Pharmaceuticals Inc. (7).......................... 22,666,666     74.0%
  2751 Centerville Road, Suite 210
  Little Falls II
  Wilmington, DE 19808

All officers and directors as a group (8 persons) (8)... 22,852,546     74.4%
-----------
*    Less than 1%.

(1) Unless otherwise indicated below, all shares of Common Stock are owned beneficially and of record, and all options and warrants are exercisable within 60 days of the date hereof.

(2) Includes options to purchase 10,000 shares of Common Stock and 16,810 Class B Warrants.

(3) Includes options to purchase 26,618 shares of Common Stock and 5,203 Class B Warrants.

(4) Includes options to purchase 37,500 shares of Common Stock and 20,129 Class B Warrants.

(5) Includes warrants to purchase 1,400,000 shares of Common Stock and also includes beneficial ownership of 150,000 shares of Common Stock and warrants to purchase 600,000 shares of Common Stock held by The Aries Domestic Fund, L.P., an affiliate of the securityholder (together with the securityholder, "The Aries Funds"). In December 1996, The Aries Funds granted to VIMRx Pharmaceuticals Inc. an irrevocable three-year proxy to vote these securities.

(6) Includes warrants to purchase 600,000 shares of Common Stock and also includes beneficial ownership of 350,000 shares of Common Stock and warrants to purchase 1,400,000 shares of Common Stock held by The Aries Fund, A Cayman Island Trust, an affiliate of the securityholder. In December 1996, The Aries Funds granted to VIMRx Pharmaceuticals Inc. an irrevocable three-year proxy to vote these securities.

(7) Includes warrants to purchase 2,000,000 shares of Common Stock and Class D Convertible Preferred Stock ("D Preferred Stock") convertible into 8,666,666 shares of Common Stock. Shares of the D Preferred Stock are entitled to the same voting rights to which shares of Common Stock are entitled; the securityholder owns all the issued and outstanding shares of the D Preferred Stock. Also includes 500,000 shares of Common Stock and warrants to purchase 2,000,000 shares of Common Stock beneficially owned by The Aries Funds; in December 1996, VIMRx received from The Aries Funds a three-year proxy granting VIMRx all voting rights with respect to the securities described in footnotes (5) and (6) above. See "Certain Relationships and Related Transactions."

(8)  Includes the securities described in footnotes (2), (3), (4) and (7) above.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On August 30, 1996, the Company completed a private placement whereby The Aries Fund, A Cayman Island Trust and The Aries Domestic Fund, L.P. (collectively, "The Aries Funds"), two affiliated investment funds which specialize in the biotechnology industry. The Aries Funds invested a total of $2,000,000 in exchange for 4,000,000 shares of newly issued common stock of the Company and Class C Warrants to purchase an aggregate of 4,000,000 shares of the Common Stock exercisable at $.50 per share. In addition, the Company issued to The Aries Funds unit purchase options to purchase 2,000,000 shares of Common Stock and Class C Warrants to purchase an aggregate of 2,000,000 shares of Common Stock, for a total option purchase price of $1,000,000. Upon consummation of this private placement, The Aries Funds became the beneficial owner of more than 5% of the Company's voting securities. In connection with this private placement, The Aries Funds designated two directors to the Company's Board of Directors.

     On December 23, 1996, the Company completed its acquisition from VIMRx Pharmaceuticals Inc. ("VIMRx") of all of the issued and outstanding shares of the capital stock of VIMRx Holdings, Ltd. ("Holdings"). In consideration for the shares of Holdings, the Company issued to VIMRx shares of Class D Convertible Preferred Stock, convertible into an aggregate of 8,666,666 shares of Common Stock, and warrants to purchase 2,000,000 shares of Common Stock at exercise prices of $1.00 per share with respect to 1,000,000 shares and $2.00 per shares with respect to 1,000,000 shares. Simultaneously with the Company's acquisition of Holdings, (i) The Aries Funds exercised for an aggregate purchase price of $3,000,000 Class C Warrants and unit purchase options to purchase an aggregate of 6,000,000 shares of Common Stock and Class C Warrants to purchase 2,000,000 shares of Common Stock and (ii) VIMRx, in exchange for $3,000,000 and 3,000,000 shares of VIMRx's common stock, acquired from The Aries Funds 9,500,000 shares of Innovir's Common Stock. In connection with the transaction between VIMRx and The Aries Funds, VIMRx received from The Aries Funds a three-year proxy granting VIMRx all voting rights with respect to the 500,000 shares of Common Stock and Class C Warrants to purchase 2,000,000 shares of Common Stock retained by The Aries Funds, which proxy does not restrict The Aries Funds from selling such securities; upon such a sale, the proxy will lapse with respect to any securities so sold. Prior to the consummation of these transactions, each of The Aries Funds' two designees to the Company's Board of Directors resigned from the Company's Board of Directors. Prior, and subsequent, to the consummation of these transactions, The Aries Funds were, and are, beneficial owners of more than 5% of the Company's voting securities. In connection with these transactions, VIMRx designated four directors to the Company's Board of Directors. Upon consummation of these transactions, VIMRx is the beneficial owner of a majority interest of the Company's voting securities. See "Security Ownership of Certain Beneficial Owners and Management."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a)  The following documents are filed as part of this report:

            Financial Statements and Financial Statement Schedule
            The financial statements and financial statement schedule filed as part of this report are listed in the Index to Financial Statements on page F-1.

            All other schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

       (b)  Reports on Form 8-K

                     During the last quarter of the period covered by this
            report, the Company filed a report on Form 8-K, dated August 30, 1996, regarding the sale of certain of the Company's securities to The Aries Fund, A Cayman Island Trust and The Aries Domestic Fund, L.P.; no financial statements were filed in connection with such report. See "Certain Relationships and Related Transactions."

       (c)  Exhibits

            Exhibit
              No.     Description
            ------    ----------
             3.1      Certificate of Incorporation, as amended(1)
             3.2      By-laws, as amended(2)
             3.3      Certificate of Designation, Number, Powers, Preferences
                      and Relative, Participating, Optional and Other Special
                      Rights and the Qualifications, Limitations, Restrictions and Other Distinguishing Characteristics of Class D
                      Convertible Preferred Stock, as filed December 12, 1996.
             4.1      Specimen Certificate for Common Stock(2)
             4.2      Form of Class A Warrant(2)
             4.3      Form of Class B Warrant(2)
             4.4      Form of Unit Purchase Option(2)
             4.5      Form of Warrant Agreement(2)
            10.1      Form of Research Agreement, dated as of October 18, 1995,
                      between the Company and Rockefeller University(3)
            10.2      Form of Investment Banking Agreement, dated as of
                      November 9, 1995, between the Company and
                      H.J. Meyers & Co., Inc.(3)
            10.3      Form of Consulting Agreement, dated as of
                      November 9, 1995, between the Company and Toluca Pacific
                      Securities Corporation(3)
            10.4      Amendment, dated November 20, 1995, to Consulting
                      Agreement between the Company and
                      A.R. Baron & Co., Inc.(3)
            10.5      Form of Subscription Agreement by among the
                      Company and the parties therein relating to the private placement conducted pursuant to Regulation S, including form of the related
                      Registration Rights Agreement, in November and December 1995(3)
            10.6      Form of Consulting Agreement, dated January 26, 1996,
                      between the Company and Baron Financial Services, Inc.(4)
            10.7      Form of Amendment to Consulting Agreement, dated as of
                      November 9, 1995, between the Company and Toluca Pacific
                      Securities Corporation(4)
            10.8      Form of Research Fellowship Agreement, effective as of
                      July 1, 1995, by and between Whitehead Institute for
                      Biomedical Research, David Bartel, Ph.D. and the
                      Company(5)
            10.9      Form of Research Collaboration Agreement, effective as of
                      March 18, 1996, by and between the University of Pennsylvania and the Company(5)
            10.10     Amendment No. 1 to Employment Agreement by and between the
                      Company and Allan R. Goldberg, dated as of April 1, 1996(6)
            10.11     Amendment No. 1 to Consulting Agreement between the
                      Company and Dr. Hugh Robertson, dated as of April 1, 1996

            10.12     Form of Research Collaboration Agreement between the
                      Company and Scripps Research Institute, effective as of
                      April 6, 1996(6)
            10.13     Consulting Agreement, dated as of July 2, 1996, between
                      the Company and Meyers Pollock Robbins Inc.(7)
            10.14     Form of Research Agreement, dated as of July 2, 1996,
                      between the Company and Instituto di Ricerche di Biologia
                      Molecolare P. Angeletti (7)
            10.15     Second Amendment to License Agreement, entered into as of
                      August 29, 1996, by and between the Company and Yale
                      University(7)
            10.16     Common Stock and Warrant Purchase Agreement, dated as of
                      August 30, 1996, by and among the Company, The Aries Fund,
                      A Cayman Island Trust and The Aries Domestic Fund, L.P.(7)
            11        Statement of Computation of Per Share Data
            23        Consent of Independent Accountants
            27        Financial Data Schedule
---------------------

(1) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996.

(2) Incorporated by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-63142), declared effective on August 12, 1993.

(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 1995.

(4) Incorporated by reference to Company's Registration Statement on Form S-3 (Reg. No. 333-1078), declared effective on February 12, 1996.

(5) Incorporated by reference to the Company's Post-Effective Amendment No.3 to Registration Statement on Form S-1 (Reg. No. 33-63142).

(6) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996.

(7) Incorporated by reference to the Company's Current Report on Form 8-K, dated August 30, 1996, as filed September 18, 1996.

INNOVIR LABORATORIES, INC.

INDEX

                                                                        Page(s)

Report of Independent Accountants ..................................      F-2

Financial Statements:
  Balance Sheets as of September 30, 1995 and 1996 .................      F-3
  Statements of Operations for the years ended
   September 30, 1994, 1995 and 1996 and for the period
   from September 1, 1989 (inception) to September 30, 1996 ........      F-4
  Statements of Stockholders' Equity (Deficit) for the period from September 1, 1989 (inception) to September 30, 1996,
   including the years ended September 30, 1994,1995 and 1996 ......  F-5 to F-9
  Statements of Cash Flows for the years ended September 30, 1994,
   1995 and 1996 and for the period from September 1, 1989
   (inception) to September 30, 1996 ...............................      F-10
  Notes to Financial Statements ....................................F-11 to F-31

Financial Statement Schedule:
  Schedule II - Valuation and Qualifying Accounts ..................      F-32

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Innovir Laboratories, Inc.:

We have audited the financial statements and the financial statement schedule of INNOVIR LABORATORIES, INC. (a development stage enterprise) listed in the index on page F-1 of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innovir Laboratories Inc. as of September 30, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1996 and for the period from September 1, 1989 (inception) to September 30, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                                        COOPERS & LYBRAND L.L.P.

New York, New York
November 6, 1996, except for Notes 6, 7(c), 10 and 14, as to which the date is December 24, 1996.

INNOVIR LABORATORIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEETS

September 30, 1995 and 1996

                                    ASSETS:                               1995               1996
                                                                          ----               ----
Current assets:
  Cash and cash equivalents .....................................       $1,836,984         $1,404,873
  Prepaid expenses and other current assets .....................          178,833            149,891
                                                                        ----------         ----------
     Total current assets .......................................        2,015,817          1,554,764
Fixed assets, less accumulated depreciation and amortization ....          846,344          1,649,783
Other assets ....................................................          342,724            256,667
                                                                        ----------         ----------
     Total assets ...............................................       $3,204,885         $3,461,214
                                                                        ==========         ==========

                      LIABILITIES AND STOCKHOLDERS' EOUITY:

Current liabilities:
  Accounts payable and accrued expenses .........................       $  660,256         $1,104,982
  Accrued interest - warrantholder ..............................           13,003              5,000
  Capital leases - current portion ..............................          173,627            390,685
  Term note payable - warrantholder: current portion ............           62,500               --
                                                                        ----------         ----------
     Total current liabilities ..................................          909,386          1,500,667

Term note payable - warrantholder; includes accrued interest
  of $37,845 in 1995 and $40,345 in 1996 ........................          225,345            259,095
Capital leases ..................................................          458,435            622,425
                                                                        ----------         ----------
     Total liabilities ..........................................        1,593,166          2,382,187
                                                                        ----------         ----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $.06; 15,000,000 shares authorized:
    Class B Convertible Preferred Stock; 2,500,000 shares
     designated; 427,500 shares issued and outstanding at
     September 30, 1995 (liquidation value, $2,137,500); 297,000 shares issued and outstanding at September 30, 1996
     (liquidation value, $1,485,000) ............................           25,650            17,820
   Class C Convertible Preferred Stock; 1,000,000 shares
     designated; 40,000 shares issued and outstanding at
     September 30, 1996 (liquidation value, $217,231) ...........                              2,400
    Common stock, par value $.013; 35,000,000 shares authorized;
      3,986,339 shares issued and outstanding at
      September 30, 1995; 11,526,316 issued and outstanding at
      September 30, 1996 ........................................           51,822           149,842
    Additional paid-in capital ..................................       17,628,038        26,520,403
    Unearned compensation .......................................         (177,083)         (303,125)
    Deficit accumulated during the development stage ............      (15,916,708)      (25,308,313)
                                                                        ----------       -----------
     Total stockholders' equity .................................        1,611,719         1,079,027
                                                                        ----------       -----------
     Total liabilities and stockholders' equity .................       $3,204,885        $3,461,214
                                                                        ==========       ===========



      The accompanying notes are integral part of the financial statements.

INNOVIR LABORATORIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS



                                                                                                          Cumulatlve
                                                                                                             Since
                                                            For the years ended September 30,             September 1,
                                                     ---------------------------------------------           1989
                                                        1994              1995             1996           (Inception)
                                                       ------            ------           ------          ------------
Revenues:
 Interest income ................................   $   118,583        $   102,623      $   115,022       $    362,211
                                                    -----------        -----------      -----------       ------------
Expenses:
 Research and development .......................     2,066,938          2,893,543        3,930,401         12,421,825
 General and administrative (includes a non-cash
   charge of approximately $3 million incurred
   in connection with the issuance of warrants
   and stock options in 1996) ...................     1,450,852          2,093,440        5,405,574         11,536,377
 Interest .......................................        64,671            105,614          170,652          1,305,160
                                                    -----------        -----------      -----------       ------------
    Total expenses ..............................     3,582,461          5,092,597        9,506,627         25,263,362
                                                    -----------        -----------      -----------       ------------
    Loss before extraordinary item ..............    (3,463,878)        (4,989,974)      (9,391,605)       (24,901,151)

Extraordinary item: loss on early extinguishment
 of debt ........................................                                                             (407,162)
                                                    -----------        -----------      -----------       ------------
   Net loss .....................................   $(3,463,878)       $(4,989,974)     $(9,391,605)      $(25,308,313)
                                                    ===========        ===========      ===========       ============
Loss-per-share data:
  Weighted average number of common shares
   outstanding ..................................     3,089,090          3,510,047        5,671,248
                                                    ===========        ===========      ===========
  Net loss per share ............................   $     (1.12)       $     (1.42)     $     (1.66)
                                                    ===========        ===========      ===========





      The accompanying notes are integral part of the financial statements.

INNOVIR LABORATORIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

For the period from September 1, 1989 (inception) to September 30, 1996, including the years ended September 30, 1994, 1995 and 1996




                                                        Series A Convertible     Class B Convertible       Class C Convertible
                                                          Preferred Stock          Preferred Stock           Preferred Stock
                                                       --------------------     ---------------------     ---------------------
                                                        Shares      Amount       Shares       Amount       Shares       Amount
                                                       --------    --------     --------     --------     --------     --------
Sale of common stock during September for cash
  ($.47 per share) ...................................
Exchange of common stock during September for
  patent rights at estimated value ($2.73 per share)..
Net loss for the month ended September 30, 1989 ......
                                                       --------    --------     --------     --------     --------     --------
      Balance, September 30, 1989 ....................

Sale of common stock during October for cash
  ($2.73 per share) ..................................
Net loss for the year ended September 30, 1990 .......
                                                       --------    --------     --------     --------     --------     --------
      Balance, September 30, 1990.....................

Sale of common stock during January for cash
  ($2.73 per share) ..................................
Purchase of treasury stock during July for cash
  ($4.92 per share) ..................................
Net loss for the year ended September 30, 1991 .......
                                                       --------    --------     --------     --------     --------     --------
      Balance, September 30, 1991 ....................

Sale of common stock during April and May for cash
  of $4,466 and services at estimated value
  ($.99 per share) ...................................
Transfer of common stock by stockholders and the
  issuance of a warrant during June in connection
  with services ......................................
Conversion of note payable and accrued interest
  during April into Series A Convertible Perferred
  Stock ($17.21 per share) ...........................   36,895    $  2,214
Sale of Series A Convertible Preferred Stock during
  April for cash $13.55 per share) ...................   11,068         664



                                                                                                           Deficit
                                                                                                         Accumulated
                                                           Common Stock        Additional                During the
                                                       ---------------------    Paid-in      Unearned    Development
                                                        Shares       Amount     Capital    Compensation     Stage          Total
                                                       ---------    --------   ----------  ------------  -----------    -----------
Sale of common stock during September for cash
  ($.47 per share) ...................................       220    $      2    $    101                                $       103
Exchange of common stock during September for
  patent rights at estimated value ($2.73 per share)..     1,611          21       4,379                                      4,400
Net loss for the month ended September 30, 1989 ......                                                   $    (1,089)        (1,089)
                                                       ---------    --------    --------   -----------   -----------    -----------
      Balance, September 30, 1989 ....................     1,831          23       4,480                      (1,089)         3,414

Sale of common stock during October for cash
  ($2.73 per share) ..................................     3,661          48       9,952                                     10,000
Net loss for the year ended September 30, 1990 .......                                                      (432,075)      (432,075)
                                                       ---------    --------    --------   -----------   -----------    -----------
      Balance, September 30, 1990.....................     5,492          71      14,432                    (433,164)      (418,661)

Sale of common stock during January for cash
  ($2.73 per share) ..................................     3,661          48       9,952                                     10,000
Purchase of treasury stock during July for cash
  ($4.92 per share) ..................................      (183)         (2)       (898)                                      (900)
Net loss for the year ended September 30, 1991 .......                                                    (1,165,808)    (1,165,808)
                                                       ---------    --------    --------   -----------   -----------    -----------
      Balance, September 30, 1991 ....................     8,970         117      23,486                  (1,598,972)    (1,575,369)

Sale of common stock during April and May for cash
  of $4,466 and services at estimated value
  ($.99 per share) ...................................    55,096         716      54,351                                     55,067
Transfer of common stock by stockholders and the
  issuance of a warrant during June in connection
  with services ......................................                            67,865                                     67,865
Conversion of note payable and accrued interest
  during April into Series A Convertible Perferred
  Stock ($17.21 per share) ...........................                           632,784                                    634,998
Sale of Series A Convertible Preferred Stock during
  April for cash $13.55 per share) ...................                           149,336                                    150,000


                                                           Continued

INNOVIR LABORATORIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT), CONTINUED

For the period from September 1, 1989 (inception) to September 30, 1996, including the years ended September 30, 1994, 1995 and 1996



                                                        Series A Convertible     Class B Convertible       Class C Convertible
                                                          Preferred Stock          Preferred Stock           Preferred Stock
                                                       --------------------     ---------------------     ---------------------
                                                        Shares      Amount       Shares       Amount       Shares       Amount
                                                       --------    --------     --------     --------     --------     --------
Sale of warrants during April for cash
  ($.3125 per warrant) ...............................
Purchase of treasury stock during July for cash
  ($.068 per share) ..................................
Net loss for the year ended September 30, 1992 .......
                                                       --------    --------     --------     --------     --------     --------
      Balance, September 30, 1992 ....................   47,963    $  2,878

Sale of warrants during October for cash
  ($.3125 per warrant) ...............................
Sale of 562,660 warrants in connection with bridge
  financing during February for cash
  ($.1563 per warrant) ...............................
Conversion of note payable, accrued interest, warrants
  and stock acquisition rights during February into
  Series A Convertible Preferred Stock and common
  stock ($10.63 per Series A preferred share;
  $.99 per common share) .............................  206,998      12,402
Sale of Series A Convertible Preferred Stock during
  February for cash, net of expenses ($1.31 per
  share before expenses) .............................  654,972      39,298
Issuance of common stock in connection with bridge
  financing during February in consideration for
  services rendered at estimate value
  ($1.05 per share) ..................................
Conversion of a warrant during March into common
  stock ($.13 per share) .............................
Sale of Series A Convertible Preferred Stock during
  May for cash ($1.25 per share) .....................      800          48
Issuance of common stock during May in consideration
  for services rendered at estimated value
  ($2.50 per share) ..................................
Sale of 81,546 warrants in connection with bridge
  financing during August for cash ($.1563
  per warrant) .......................................
Compensation recognized in connection with a
  stock option .......................................



                                                                                                          Deficit
                                                                                                        Accumulated
                                                           Common Stock       Additional                During the
                                                       ---------------------   Paid-in      Unearned    Development
                                                        Shares      Amount     Capital    Compensation     Stage          Total
                                                       ---------   --------   ----------  ------------  -----------    -----------
Sale of warrants during April for cash                                        $   42,648                                $    42,648
  ($.3125 per warrant) ...............................
Purchase of treasury stock during July for cash
  ($.068 per share) ..................................    (8,067)  $   (105)        (446)                                      (551)
Net loss for the year ended September 30, 1992 .......                                                   $(2,524,116)    (2,524,116)
                                                       ---------   --------   ----------   -----------   -----------    -----------
      Balance, September 30, 1992 ....................    55,999        728      970,024                  (4,123,088)    (3,149,458)

Sale of warrants during October for cash
  ($.3125 per warrant) ...............................                             9,500                                      9,500
Sale of 562,660 warrants in connection with bridge
  financing during February for cash
  ($.1563 per warrant) ...............................                            87,916                                     87,916
Conversion of note payable, accrued interest, warrants
  and stock acquisition rights during February into
  Series A Convertible Preferred Stock and common
  stock ($10.63 per Series A preferred share;
  $.99 per common share) .............................     30,000        390   2,213,898                                  2,226,690
Sale of Series A Convertible Preferred Stock during
  February for cash, net of expenses ($1.31 per
  share before expenses) .............................                           607,483                                    646,781
Issuance of common stock in connection with bridge
  financing during February in consideration for
  services rendered at estimate value
  ($1.05 per share) ..................................     24,375        317      25,301                                     25,618
Conversion of a warrant during March into common
  stock ($.13 per share) .............................     15,625        203        (203)
Sale of Series A Convertible Preferred Stock during
  May for cash ($1.25 per share) .....................                               952                                      1,000
Issuance of common stock during May in consideration
  for services rendered at estimated value
  ($2.50 per share) ..................................    100,000      1,300     248,700                                    250,000
Sale of 81,546 warrants in connection with bridge
  financing during August for cash ($.1563
  per warrant) .......................................                            12,721                                     12,721
Compensation recognized in connection with a
  stock option .......................................                             2,800                                      2,800

                                                                     Continued

                                                                        F-6


INNOVIR LABORATORIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT), CONTINUED

For the period from September 1, 1989 (inception) to September 30, 1996, including the years ended September 30, 1994, 1995 and 1996





                                                        Series A Convertible     Class B Convertible       Class C Convertible
                                                          Preferred Stock          Preferred Stock           Preferred Stock
                                                       --------------------     ---------------------     ---------------------
                                                        Shares      Amount       Shares       Amount       Shares       Amount
                                                       --------    --------     --------     --------     --------     --------
Conversion of preferred stock to common stock at the
  effective date of the Company's Initial
  Public Offering ................................... (910,433)   $(54,626)
Sale of units consisting of one share of common
  stock, one Class A warrant and one Class B warrant,
  in September for cash, net of expenses ($5.25 per
  unit before expenses) .............................
Sale of unit purchase option in September ...........
Fractional share adjustments in connection with
  stock split .......................................
Net loss for the year ended September 30, 1993 ......
                                                       --------    --------     --------     --------     --------     --------
      Balance, September 30, 1993 ...................

Exercise of bridge financing warrants into common
  stock, net of expenses ($3,125 per share) .........
Exercise of employee stock options ($2.25 to $6.00
  per share) ........................................
Issuance of warrants in January in connection with
  equipment financing ...............................
Net loss for the year ended September 30, 1994 ......
                                                       --------    --------     --------     --------     --------     --------
      Balance, September 30, 1994 ...................

Exercise of bridge financing warrants into common
  stock and issuance of 567,122 Class B warrants,
  net of expenses ($3.125 per share) ................
Exercise of employee stock options ($2.25 to $9.00
  per share) ........................................
Issuance of common stock in October as compensation
  for services rendered ($8.57 per share) ...........
Issuance of warrants in March in connection with
  a consulting agreement ............................







                                                                                                          Deficit
                                                                                                        Accumulated
                                                           Common Stock       Additional                During the
                                                       ---------------------   Paid-in      Unearned    Development
                                                        Shares      Amount     Capital    Compensation     Stage          Total
                                                       ---------   --------   ----------  ------------  -----------    -----------
Conversion of preferred stock to common stock at the
  effective date of the Company's Initial
  Public Offering ...................................    910,433   $ 11,836    $  42,790
Sale of units consisting of one share of common
  stock, one Class A warrant and one Class B warrant,
  in September for cash, net of expenses ($5.25 per
  unit before expenses) .............................  1,799,750     23,397    7,761,592                                $ 7,784,989
Sale of unit purchase option in September ...........                                100                                        100
Fractional share adjustments in connection with
  stock split .......................................         (6)
Net loss for the year ended September 30, 1993 ......                                                    $(3,339,768)   $(3,339,768)
                                                       ---------   --------   ----------   -----------   -----------    -----------
      Balance, September 30, 1993 ...................  2,936,176     38,171   11,983,574                  (7,462,856)    (4,558,889)

Exercise of bridge financing warrants into common
  stock, net of expenses ($3,125 per share) .........    236,482      3,074      692,743                                    695,817
Exercise of employee stock options ($2.25 to $6.00
  per share) ........................................     27,894        362       67,199                                     67,561
Issuance of warrants in January in connection with
  equipment financing ...............................                             50,000                                     50,000
Net loss for the year ended September 30, 1994 ......                                                     (3,463,878)    (3,463,878)
                                                       ---------   --------   ----------   -----------   -----------    -----------
      Balance, September 30, 1994 ...................  3,200,552     41,607   12,793,516                 (10,926,734)     1,908,389

Exercise of bridge financing warrants into common
  stock and issuance of 567,122 Class B warrants,
  net of expenses ($3.125 per share) ................    350,643      4,558    1,044,057                                  1,048,615
Exercise of employee stock options ($2.25 to $9.00
  per share) ........................................     75,745        985      331,835                                    332,820
Issuance of common stock in October as compensation
  for services rendered ($8.57 per share) ...........      2,916         38       24,962                                     25,000
Issuance of warrants in March in connection with
  a consulting agreement ............................                            250,000   $  (250,000)


                                                                     Continued

INNOVIR LABORATORIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT), CONTINUED

For the period from September 1, 1989 (inception) to September 30, 1996, including the years ended September 30, 1994, 1995 and 1996




                                                        Series A Convertible     Class B Convertible       Class C Convertible
                                                          Preferred Stock          Preferred Stock           Preferred Stock
                                                       --------------------     ---------------------     ---------------------
                                                        Shares      Amount       Shares       Amount       Shares       Amount
                                                       --------    --------     --------     --------     --------     --------
Compensation for consulting services .................
Sale of 164.8 units, each unit consisting of
  5,000 shares of Class B Convertible
  Preferred Stock and either 4,203 or 3,803
  Class B warrants, during April and May in a
  private placement for cash, net of expenses
  ($25,000 per unit before expenses) .................                           824,000     $ 49,440
Conversions of preferred stock
  into common stock ..................................                          (396,500)     (23,790)
Issuance of warrants in August
  in connection with equipment financing .............
Net loss for the year ended September 30, 1995 .......
                                                       --------    --------     --------     --------     --------     --------
      Balance, September 30, 1995 ....................                           427,500       25,650

Exercise of warrants ($.05 per share) ................
Sale of Class C Convertible Preferred Stock
  during November and December for cash
  ($5.00 per share) ..................................                                        960,000     $ 57,600
Issuance of warrants during November,
  January and August in connection with
  consulting agreements and finders' fee
  arrangements .......................................
Issuance of warrants during July and August in
  connection with the amendment of a licensing
  agreement and a lease agreement ....................
Issuance of common stock in August in
  exchange for leasehold improvements ................
Sale of common stock in a private placement in
  August ($.50 per share) ............................
Costs incurred in connection with issuances of
  equity securities ..................................
Amortization of unearned compensation ................
Compensation expense in connection with the
  issuance of stock options ..........................


                                                                                                           Deficit
                                                                                                         Accumulated
                                                           Common Stock        Additional                During the
                                                       ---------------------    Paid-in      Unearned    Development
                                                        Shares       Amount     Capital    Compensation     Stage          Total
                                                       ---------    --------   ----------  ------------  -----------    -----------
Compensation for consulting services .................                                     $    72,917                  $    72,917
Sale of 164.8 units, each unit consisting of
  5,000 shares of Class B Convertible
  Preferred Stock and either 4,203 or 3,803
  Class B warrants, during April and May in a
  private placement for cash, net of expenses
  ($25,000 per unit before expenses) .................                        $3,140,512                                  3,189,952
Conversions of preferred stock
  into common stock ..................................   356,483   $  4,634       19,156
Issuance of warrants in August
  in connection with equipment financing .............                            24,000                                     24,000
Net loss for the year ended September 30, 1995 .......                                                   $(4,989,974)    (4,989,974)
                                                       ---------   --------   ----------   -----------   -----------    -----------
      Balance, September 30, 1995 .................... 3,986,339     51,822   17,628,038      (177,083)  (15,916,708)     1,611,719

Exercise of warrants ($.05 per share) ................   625,000      8,125       23,125                                     31,250
Sale of Class C Convertible Preferred Stock
  during November and December for cash
  ($5.00 per share) ..................................                         4,742,000                                  4,800,000
Issuance of warrants during November,
  January and August in connection with
  consulting agreements and finders' fee
  arrangements .......................................                         2,795,625    (2,795,625)
Issuance of warrants during July and August in
  connection with the amendment of a licensing
  agreement and a lease agreement ....................                           270,000                                    270,000
Issuance of common stock in August in
  exchange for leasehold improvements ................    23,301        303       29,697                                     30,000
Sale of common stock in a private placement in
  August ($.50 per share) ............................ 4,000,000     52,000    1,948,000                                  2,000,000
Costs incurred in connection with issuances of
  equity securities ..................................                        (1,016,374)                                (1,016,374)
Amortization of unearned compensation ................                                       2,669,583                    2,669,583
Compensation expense in connection with the
  issuance of stock options ..........................                            74,454                                     74,454


                                                           Continued

INNOVIR LABORATORIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT), CONTINUED

For the period from September 1, 1989 (inception) to September 30, 1996, including the years ended September 30, 1994, 1995 and 1996



                                                        Series A Convertible     Class B Convertible       Class C Convertible
                                                          Preferred Stock          Preferred Stock           Preferred Stock
                                                       --------------------     ---------------------     ---------------------
                                                        Shares      Amount       Shares       Amount       Shares       Amount
                                                       --------    --------     --------     --------     --------     --------
Conversions of Class B Preferred Stock into
  common stock .......................................                          (130,500)    $ (7,830)
Conversions of Class C Preferred Stock into
  common stock .......................................                                                    (920,000)    $(55,200)
Net loss for the year ended September 30, 1996 .......
                                                       --------    --------     --------     --------     --------     --------
      Balance, September 30, 1996 ....................                           297,000     $ 17,820       40,000     $  2,400
                                                       ========    ========     ========     ========     ========     ========



                                                                                                          Deficit
                                                                                                        Accumulated
                                                           Common Stock       Additional                During the
                                                       ---------------------   Paid-in      Unearned    Development
                                                        Shares      Amount     Capital    Compensation     Stage          Total
                                                       ---------   --------   ----------  ------------  -----------    -----------
Conversions of Class B Preferred Stock into
  common stock .......................................   164,871   $  2,144  $     5,686
Conversions of Class C Preferred Stock into
  common stock ....................................... 2,726,805     35,448       19,752
Net loss for the year ended September 30, 1996 .......                                                  $ (9,391,605)   $(9,391,605)
                                                       ---------   --------  -----------   -----------  ------------    -----------
      Balance, September 30, 1996 ....................11,526,316   $149,842  $26,520,403   $  (303,125) $(25,308,313)   $ 1,079,027
                                                      ==========   ========  ===========   ===========  ============    ===========


Securities issued for non-cash consideration were valued based upon management's estimate of the fair value of the securities issued at the time the services were rendered.




    The accompanying notes are an integral part of the financial statements.

INNOVIR LABORATORIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents


                                                                                                                  Cumulative
                                                                          For the years ended  September 30,         Since
                                                                       ---------------------------------------     September 1,
                                                                       1994           1995           1996             1989
                                                                       ----           ----           ----         ------------
Cash flows from operating activities:
 Net loss ....................................................      $(3,463,878)   $(4,989,974)  $ (9,391,605)   $(25,308,313)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization .............................          123,530        251,049        492,651       1,068,515
   Amortization of deferred financing costs ..................           11,538         16,684         30,100         291,250
   Other non-cash expenses including compensation expenses ...           14,546        183,727      3,164,568       4,397,144
   Changes in assets and liabilities:
    (Increase) decrease in prepaid expenses and
      other current assets ...................................          (14,737)       (90,145)        28,942        (149,891)
    (Increase) in other assets ...............................           (7,694)       (76,754)       (96,461)       (212,826)
    (Decrease) increase in accounts payable and
      accrued expenses .......................................          (54,813)       275,272        290,455       1,307,352
                                                                    -----------    -----------     ----------    ------------
       Net cash used in operating activities .................       (3,391,508)    (4,430,141)    (5,481,350)    (18,606,769)
                                                                    -----------    -----------     ----------    ------------
Cash flows used in investing activities:
   Capital expenditures ......................................         (229,543)      (136,980)      (559,132)     (1,471,544)
                                                                    -----------    -----------     ----------    ------------

Cash flows from financing activities:
  Proceeds from notes payable ................................                                                      5,755,205
  Principal payments under capital lease obligations .........          (34,767)      (108,400)      (230,919)       (374,086)
  Cash paid for deferred financing costs .....................           (7,670)       (13,670)        (6,823)       (553,689)
  Repayment of notes payable .................................                                        (31,250)     (2,628,466)
  Proceeds from issuance of equity securities, less
   offering expenses .........................................          565,399      4,617,192      5,877,363      19,285,673
  Purchase of treasury stock .................................                                                         (1,451)
                                                                    -----------    -----------     ----------    ------------
    Net cash provided by financing activities ................          522,962      4,495,122      5,608,371      21,483,186
                                                                    -----------    -----------     ----------    ------------
   Net (decrease) increase in cash and cash equivalents ......       (3,098,089)       (71,999)      (432,111)      1,404,873
Cash and cash equivalents, beginning of period ...............        5,007,072      1,908,983      1,836,984
                                                                    -----------    -----------     ----------    ------------
   Cash and cash equivalents, end of period ..................      $ 1,908,983    $ 1,836,984     $1,404,873    $  1,404,873
                                                                    ===========    ===========     ==========    ============

Supplemental disclosure of cash flow information:
   Cash paid for interest ....................................      $    45,630    $    93.930     $  145,136    $    418,720
                                                                    ===========    ===========     ==========    ============

Supplemental disclosure of noncash investing and financing
  activities:
   Equity securities issued in exchange for services and
     consummation of agreements ..............................      $    50,000    $   299,000     $3,095,625    $  3,775,244
   Debt exchanged for equity securities ......................                                                      3,574,188
   Capital lease obligations incurred ........................          462,158        313,071        611,967       1,387,196
   Financing and investing amounts included in accounts
    payable ..................................................           36,743         61,286        210,054         210,054




    The accompanying notes are an integral part of the financial statements.

INNOVIR LABORATORIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

1.     ORGANIZATION AND BUSINESS:

       Innovir Laboratories, Inc. (the "Company") was incorporated in Delaware on September 1, 1989. The Company is a biotechnology company developing a new class of therapeutic agents based on proprietary technology. As a development stage enterprise, all of the Company's efforts, to date, have been devoted to research and development, raising capital, acquiring equipment, setting up a research laboratory, and financial planning.

       The Company has no product sales to date, and has limited capital resources and recurring net operating losses. The Company is dependent upon receipt of additional capital investment or other financing to fund its planned research activities. Assuming that the Company can obtain sufficient financing to complete development of marketable products, the Company may ultimately need to enter into collaborative agreements with others (if available) to obtain regulatory approvals, fund early operating losses and, if deemed appropriate, establish a manufacturing, sales and marketing capability. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company's research and development will be successfully completed, that any products developed will obtain necessary government regulatory approval or that any approved product will be commercially viable. In addition, the Company operates in an environment of rapid change in technology, and is dependent upon the services of its employees and its consultants.

       The Company has sustained operating losses and negative cash flows from operations since its inception and expects these conditions to continue for the foreseeable future. As discussed in Note 14 to the financial statements, the Company entered into an agreement with VIMRx Pharmaceuticals, Inc. to acquire all the issued and outstanding shares of capital stock of VIMRx Holdings, Inc. and received $3 million from the exercise of outstanding warrants and an option. Management believes that the combined impact of these transactions, plus a commitment by VIMRx Pharmaceuticals, Inc. and a warrantholder to exercise additional outstanding warrants, will enable the Company to continue to operate through December 31, 1997. Thereafter, the Company will require additional funds, which it may seek to raise through public or private equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. In the event the Company is unable to raise additional capital, planned operations would need to be scaled back or discontinued during 1998.

                                    Continued

                                      F-1l

INNOVIR LABORATORIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       FIXED ASSETS:
       Fixed assets consist of equipment and leasehold improvements stated at cost. Equipment is depreciated on a straight-line basis over its estimated useful life of five years. Leasehold improvements are amortized over the life of the lease or of the improvement, whichever is shorter. Expenditures for maintenance and repairs which do not materially extend the useful lives of the assets are charged to operations as incurred. The cost and related accumulated depreciation or amortization of assets retired or sold are removed from the respective accounts, and any gain or loss is recognized in operations.

       DEFERRED FINANCING COSTS:
       Direct costs associated with obtaining debt financing have been capitalized and are being amortized on a basis which approximates the interest method, over the terms of the respective loans.

       CASH AND CASH EQUIVALENTS:
       The Company considers all highly liquid debt instruments which have maturities of three months or less when acquired to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value (also see Note 6). Cash and cash equivalents subject the Company to concentrations of credit risk. At September 30, 1996 the Company had invested approximately $506,000 in a money market fund with an investment company and held approximately $899,000 of commercial paper issued by two entities, with maturities not in excess of three months. At September 30, 1995, the Company had invested approximately $990,000 in a money market fund with an investment company and held approximately $800,000 of commercial paper issued by three entities with maturities not in excess of three months. The Company holds no collateral for these financial instruments.

       NET LOSS PER SHARE:
       Net loss per share is computed on the basis of the net loss for the period divided by the weighted average number of shares of common stock outstanding during the period. The net loss per share for all periods excludes the number of shares issuable upon exercise of outstanding options and warrants and the conversion of preferred stock since such inclusion would be anti-dilutive.

                                    Continued

INNOVIR LABORATORIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

       RISKS AND UNCERTAINTIES:
       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. See also Notes 7(a) and 13.

       INCOME TAXES:
       The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). FAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined on the basis of the differences between the tax bases of assets and liabilities and their respective financial-reporting amounts ("temporary differences") at enacted tax rates in effect for the year in which the temporary differences are expected to reverse (see Note 9).

       IMPACT OF THE ADOPTION OF RECENTLY ISSUED ACCOUNTING STANDARDS:
       The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of' ("FAS 121") in March 1995. The Company will be required to adopt the provisions of FAS 121 at the beginning of the year ending September 30, 1997. Based upon management1s current estimate, the future adoption of FAS 121 will not have a material impact on the Company's financial position or results of operations.

       The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") in October 1995. FAS 123 requires companies to estimate the fair value of common stock, stock options, or other equity instruments ("equity instruments") issued to employees using pricing models which take into account various factors such as current price of the common stock, volatility and expected life of the equity instrument. FAS 123 permits companies to either provide pro forma note disclosure or adjust operating results for the amortization of the estimated value of the equity instrument, as compensation expense, over the vesting period of the equity instrument. The Company has elected to provide pro forma note disclosure which will appear in its annual financial statements for the year ending September 30, 1997 and, therefore, the adoption of FAS 123 will have no effect on the Company's financial position or results of operations.

                                    Continued

INNOVIR LABORATORIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

       RECAPITALIZATION AND BRIDGE FINANCING:
       During 1993, the Company converted certaln convertible notes payable to stockholders totaling $1,890,000, plus accrued and unpaid interest of approximately $337,000, into 206,698 and 30,000 shares of the Company's Series A Convertible Preferred Stock ("A Preferred Stock") and common stock, respectively. (See Note 5(a)).

       In addition, during the year ended September 30, 1993, the Company issued a total of 655,772 shares of A Preferred Stock, additional notes payable with a face value of approximately $2.8 million ("New Notes") and 644,206 warrants ("Bridge Warrants") to purchase shares of the Company's common stock. The New Notes accrued interest at 9% per annum. The New Notes, plus accrued interest, were repaid at the consummation of the Company's public offering. The Bridge Warrants entitle the holders to purchase a total of 644,206 shares of the Company's common stock at a per-share price of approximately $3.12. The Bridge Warrants contain anti-dilution provisions and expire during 1998. During the year ended September 30, 1994,236,482 Bridge Warrants were exercised. In January1995, the Company offered holders of Bridge Warrants two Class B Warrants in exchange for each Bridge Warrant exercised before January 25, 1995 (the "Bridge Offer"). Pursuant to the Bridge Offer, 283,561 Bridge Warrants were exercised. The 567,122 Class B warrants so issued have terms and provisions identical to the Class B warrants issued as part of the Company's Initial Public Offering ("IPO") (see Note 11). During the year ended September 30, 1995, 350,643 Bridge Warrants were exercised, including those exercised in the Bridge Offer noted above. No Bridge Warrants were exercised during the year ended September 30, 1996 and, as of September 30, 1996, 57,081 Bridge Warrants were outstanding and fully exercisable.

       RECLASSIFICATIONS:
       Certain reclassifications have been made to the financial statements for 1994 and 1995 in order to conform with the current year's presentation.

3.     FIXED ASSETS:

       Fixed assets as of September 30, 1995 and 1996 consist of the following:

                                                     1995               1996
                                                 ----------         -----------
        Office and laboratory equipment .......  $  990,126         $ 1,626,511
        Leasehold improvements ................     432,082           1,091,787
                                                 ----------         ----------
                                                  1,422,208          2,718,298
          Less, Accumulated depreciation
            and amortization ..................     575,864           1,068,515
                                                 ----------         -----------
                                                 $  846,344         $ 1,649,783
                                                 ==========         ===========
                                    Continued

INNOVIR LABORATORIES, INC
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

       Depreciation and amortization expense on fixed assets for the years ended September 30, 1994, 1995 and 1996 and for the period from September 1, 1989 (inception) to September 30, 1996 was $123,530, $251,049, $492,651
       and $1,068,515, respectively.

4.     ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

       Accounts payable and accrued expenses as of September 30, 1995 and 1996 consist of the following:

                                                       1995             1996
                                                     --------        ----------
        Accounts payable .........................   $375,636        $  777,214
        Fees payable to Science Advisory
          Board members ..........................     27,000            24,000
        Accrued payroll and related costs ........    129,029           133,368
        Legal and accounting fees payable ........    128,591           170,400
                                                     --------        ----------
                                                     $660,256        $1,104,982
                                                     ========        ==========

5.     RELATED-PARTY TRANSACTIONS:

       (a)  Notes Payable - Stockholders:

            The Company, as of September 30, 1992, had outstanding convertible promissory notes to certain stockholders totaling $2,100,000. During the year ended September 30, 1993, all notes were either repaid or exchanged for common stock or A Preferred Stock. Interest expense, which accrued at a rate of 12% per annum, on these notes for the period from September 1, 1989 (inception) to September 30, 1996 was $471,688.

       (b)  Emplovment Agreement:

            The Company has an employment agreement with an officer/stockholder ("officer"), expiring March 31, 1998, whereby the officer has agreed to devote his full business time to the Company to further develop certain Company technology. The terms of the agreement provide for a base salary, adjusted annually, plus a key performance bonus, as determined by the Company's Board of Directors (the "Board"). In addition, the agreement provides for the officer to supply certain equipment to the Company to be used during his term of employment. At the conclusion of employment, the equipment will be returned to the officer.

            Subsequent to September 30, 1996, the Board approved an amendment to the officer's employment agreement which, among other things, extended the term of the agreement to November 30, 1999. Such amendment was subject to the closing of the transaction described in
            Note 14.

                                    Continued

INNOVIR LABORATORIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

       (c)  Consulting Agreements:

            The Company has several agreements with consultants, two of whom are stockholders ("stockholders/consultants"). The consultants perform services for the Company in consideration for certain fees. The consultants have also agreed to assign to the Company any inventions, ideas, patents, and copyrights conceived if related to the Company's business and provide other services as defined in the agreements. In consideration for these services, such stockholders/consultants received fees totaling $145,000, $185,000, $167,500 and $854,500 during the years ended September 30, 1994, 1995 and 1996 and for the period from September 1,1989 (inception) through September 30, 1996, respectively. Future minimum quarterly payments to the stockholders/consultants are approximately $46,000 through March 31, 1998 and $24,000 thereafter through March 31, 2000. Under certain conditions, the Company may have to pay additional amounts ("patent award"), as defined, in the event the research performed by one of the consultants leads to the issuance of a patent. Patent awards paid to one consultant for the year ended September 30, 1995 and for the period from September 1, 1989 (inception) to September 30, 1996 were $20,000 and $60,000, respectively.

            In addition, the Company is a party to a collaborative research project ("project") with an educational institution ("institution") which employs one of the stockholder/consultants noted above. The project requires the Company to fund certain research and development costs of the institution. The Company has paid and expensed approximately $93,000, $37,000, $50,000 and $180,000 for the years ended September 30, 1994, 1995 and 1996 and for the period from September 1, 1989 (inception) to September 30, 1996, respectively. As of September 30, 1996, the outstanding commitment to the project totaled approximately $44,000, which is payable through April 1, 1997.

6.     TERM NOTE PAYABLE - WARRANTHOLDER:

       The term note provides for interest, payable quarterly, at a rate of 8% per annum. The noteholder holds a lien on all the assets of the Company. In connection with the issuance of the term note, the Company issued a warrant which provides the holder with the right to acquire an aggregate of 40,000 shares of the Company's common stock at $6.25 per share. Any accrued and unpaid interest ($45,345 as of September 30, 1996) related to the term note may also be used to acquire additional shares of common stock at a price of $6.25 per share. The warrant expires on February 10, 1998 and contains anti-dilution provisions and other defined adjustments in the event of a merger or reorganization, as defined. As of September 30, 1996,

                                    Continued

INNOVIR LABORATORIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

       the warrant was exercisable and outstanding. The estimated fair value of the term note at September 30, 1996 was approximately $200,000. The fair value was estimated based on the current rate offered to the Company for debt with similar terms. (Also See Note 2.)

       During November 1996, the payment terms of the term note were amended (the "Amended Note") and related accrued and unpaid interest as of that date was deferred. In consideration for such amendment, the Company issued a warrant to the noteholder to purchase 20,000 shares of the Company's common stock at $1.50 per share. The accompanying financial statements reflect this amendment. Pursuant to the Amended Note, future payments of principal and deferred interest are as follows:

           Years Ending                                   Future
           September 30                                  Payments
           ------------                                  --------
               1998 ...................................   130,000
               1999 ...................................   129,095
                                                         --------
                                                         $259,095
                                                         ========

       Interest expense was approximately $20,000 on the Term Note for each of the years ended September 30, 1994, 1995 and 1996 and $108,000 for the period from September 1, 1989 (inception) to September 30, 1996.

7.     COMMITMENTS:

       (a)  Licensing Agreements:

            The Company (as licensee) has entered into an exclusive worldwide licensing agreement with a university whereby the Company has the exclusive right to use certain technology owned by the university. According to the terms of the agreement, as amended, the Company paid an initial fee of $5,000 to acquire the license and will be required to pay royalties which commence one year after the first sale of a product developed from the licensed technology. Such royalties are based upon the greater of annual minimum royalties, as defined, or a percentage of net sales of licensed products and a portion of sublicensing income, as defined. Annual minimum royalties are not material. The licensing agreement expires on a country by country basis as the underlying patents expire in such country. In addition, the license may be terminated in the event that the Company fails to implement a plan directed at development and commercialization of products based on the licensed technology or if the Company fails to satisfy certain other contractual obligations. In the event of termination, all licensing rights under the

                                    Continued

INNOVIR LABORATORIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

            agreement would revert to the university. The termination of the license would have a material adverse effect on the business of the Company. Although the Company intends to use its best efforts to comply with the terms of the license, there can be no assurance that the licensing agreement will not be terminated. In consideration for an amendment to the agreement, the Company, during August 1996, issued to the university a warrant (the "University Warrant") to purchase 500,000 shares of common stock at an exercise price of $1.50 per share. The University Warrant expires on August 30, 2006 and is subject to anti-dilution provisions, as defined. As of September 30, 1996, the University Warrant was exercisable and outstanding. The estimated fair market value of the University Warrant was recognized as an expense on the warrant's date of issuance. The Company believes, based on the opinion of counsel, that the use of this licensed technology does not infringe on a patent held by a third party. Nevertheless, there can be no assurance that infringement proceedings will not be brought against the Company.

            In April 1994, the Company (as licensee) entered into another non-exclusive licensing agreement with a university whereby the Company has the non-exclusive, non-transferable right to use certain technology owned by the university. According to the terms of this agreement, the Company paid an initial fee of $7,500 to acquire the license and will be required to remit royalties on a quarterly basis, at various rates, as defined, beginning after the first commercial sale of a licensed product, as defined. In addition, commencing on February 1, 1995, the Company is required to pay a minimum annual advance on earned royalties ("Advance") of $10,000, which is nonrefundable, but may be credited, as defined, against future royalties due the university. Such Advances were paid by the Company during the years ended September 30, 1995 and 1996. Royalties shall continue to be payable, irrespective of the termination of this license agreement, until such time as all sales of licensed products shall have ceased.

       (b)  Research Agreements:

            The Company has entered into research fellowships and other agreements with universities and institutions ("Institutions"). Future payments aggregate $451,713 payable at various dates through either (i) completion of certain research milestones, as defined, or
            (ii) June 1998, in accordance with the respective agreements. Under certain conditions the Company or the Institutions may terminate the respective agreements with 30 or 60 days notice.

                                    Continued

INNOVIR LABORATORIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

       (c)  Lease Commitments:

            Operating Leases:
            The Company leases office and laboratory space under an amended noncancelable operating sublease (the "amended sublease") expiring May 31, 1999. The amended sublease provides for escalations of the minimum rent during the lease term.

            The Company also leases automobiles and office equipment under noncancelable operating leases. The leases expire at various times through June 2001.

            Future minimum rental payments under all operating leases are as follows:

                                                        Minimum
              Years Ending                              Annual
              September 30,                             Rentals
              -------------                            --------
                  1997 .............................   $349,853
                  1998 .............................    361,159
                  1999 .............................    250,013
                  2000 .............................     15,691
                  2001 .............................     10,883
                                                       --------
                                                       $987,599
                                                       ========

            Rent expense totaled approximately $151,000, $155,000, $306,000 and $955,000 for the years ended September 30, 1994, 1995 and 1996 and for the period from September 1, 1989 (inception) to September 30, 1996, respectively.

            The Company may be considered to be in violation of the terms of the amended lease by not obtaining the required approval from the lessor prior to the consummation of the transactions discussed in Note 14 to the financial statements. Accordingly, the Company may be considered to be in violation of the terms of the amended lease which would also trigger certain cross default provisions contained in capital lease obligations. The present value of the long-term portion of the capital lease obligations which may be considered to be in technical default total approximately $45,000. The accompanying financial statements reflect such amount as a current liability.

                                    Continued

INNOVIR LABORATORIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

     Capital Leases:

     The Company leases certain equipment under various noncancelable capital lease agreements. Lease terms range from three to five years, after which the Company has the option to purchase the equipment at amounts defined by the respective lease agreements. In lieu of purchasing the equipment, certain leases may be extended for specified periods, at defined monthly payments. Upon expiration of the extended lease terms, the Company may purchase the equipment for one dollar or must return the equipment to the lessor.

     Certain capital leases, as amended (the "Amended Leases") contain various covenants, which include maintaining a minimum cash level, as defined, of $250,000 during the term of the leases. This covenant indirectly restricts the Company's ability to pay dividends.

     In connection with entering into, or amending, certain lease agreements, the Company issued warrants to the lessors to purchase 16,666, 2,526 and 2,500 shares of the Company's common stock at $4.0625, $9.50 and $2.00 per share, respectively. The warrants expire on January 21, 1999, August 31, 2002 and July 1, 2001, respectively, and contain antidilution provisions and other defined adjustments in the event of a merger or reorganization, as defined. The estimated fair market value of such warrants at their dates of issuance was $50,000, $24,000 and $5,000, respectively. As of September 30, 1996, the warrants were exercisable and outstanding.

     At September 30, 1996, minimum rental payments under all capital leases, including payments to acquire leased equipment, are as follows:

                                                        Minimum
     Year Ending                                        Rental
     September 30                                       Payments
     ------------                                      ----------
        1997 ........................................  $  463,263
        1998 ........................................     454,058
        1999 ........................................     231,979
        2000 ........................................      59,593
        2001 ........................................      47,612
                                                       ----------
                                                        1,256,505
      Less, Amounts representing interest ...........     243,395
                                                       ----------
      Present value of net minimum capital
        lease payments ..............................  $1,013,110
                                                       ==========

     Leased equipment included as a component of fixed assets was approximately $775,000 and $1,387,000 at September 30, 1995 and 1996, respectively;
     related accumulated depreciation was approximately $146,000 and $335,000 for the same respective periods.

                                    Continued

INNOVIR LABORATORIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

8.   401(k) RETIREMENT PLAN:

     The Company, effective January 20, 1994, adopted the provisions of a 401(k) retirement plan (the "Plan"). The terms of the Plan, among other things, allow eligible employees who have met certain age and service requirements to participate in the Plan by electing to contribute to the Plan a percentage of their compensation to be set aside to pay their future retirement benefits as defined by the Plan. The Company has agreed to match up to 50% of the first 6% of compensation that eligible employees contribute to the Plan ("Matching Contribution"). In addition, based upon the Company's profitability, the Company may also make a discretionary contribution to the Plan at year end. For the years ended September 30, 1994, 1995 and 1996 and for the period from September 1, 1989 (inception) to September 30, 1996, the Company's Matching Contribution totaled approximately $14,000, $34,000, $42,000 and $90,000, respectively.

9.   INCOME TAXES:

     There is no provision (benefit) for federal, state or local income taxes for all periods presented, since the Company has incurred operating losses since inception and has established a valuation allowance equal to the total deferred tax asset.

     The tax effect of net operating loss carryforwards, temporary differences and research and experimental tax credit carryforwards as of September 30, 1995 and 1996 were as follows:

                                                        1995            1996
                                                    -----------    ------------
     Deferred tax assets and valuation
      allowance:
       Net operating loss carryforwards ........   $ 7,168,199    $ 11,390,508
       Deterred liabilities ....................        20,958          45,730
       Deferred costs ..........................        32,892          62,849
       Research and experimental tax credit
         carrytorwards .........................       447,514         509,495
       Valuation allowance .....................    (7,669,563)    (12,008,582)
                                                   -----------    ------------
                                                   $      --      $       --
                                                   ===========    ============


     As of September 30, 1996, the Company has available, for tax purposes, unused net operating loss carryforwards of approximately $24.3 million which will expire in various years from 2004 to 2011. The Company's research and experimental tax credit carryforwards expire in various years from 2005 to 2011. Certain ownership changes will limit the future utilization of these net operating loss and research and experimental tax credit carryforwards as defined by the federal tax code.

                                    Continued

INNOVIR LABORATORIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

10.  STOCK OPTION PLANS:

     (a) Employee Stock Option Plan:

     During 1993, and as amended in 1994, the Board and the Company's stockholders approved the adoption of the 1993 Stock Option Plan (the "93 Plan") whereby employees, directors, advisors, and consultants ("participants") to the Company may be granted options which entitle holders to purchase shares of the Company's common stock. Under the 93 Plan, two million shares of the Company's common stock have been reserved for stock option awards. Such amount is subject to adjustment for stock splits, stock dividends and other capital adjustments, as defined. The options will be awarded by the Board or a committee that will determine the option price and the vesting period, which cannot exceed ten years. The 93 Plan terminates during March 2003.

     The following table summarizes the activity in the 93 Plan:


                                                                                              Number of
                                                                Exercise Price Range           Shares
                                                                --------------------          ---------
                 Balance outstanding, September 30,1993 ......      $2.25 - $2.50               890,329
     Granted .................................................      $4.75 - $8.75               476,213
     Canceled ................................................      $2.25 - $6.00               (69,200)
     Exercised ...............................................      $2.25 - $6.00               (27,894)
                                                                                              ---------
                 Balance outstanding, September 30,1994 ......      $2.25 - $8.75             1,269,448
     Granted .................................................      $7.25 - $12.00              154,000
     Canceled ................................................      $5.875 - $9.00             (105,900)
     Exercised ...............................................      $2.25 - $9.00               (75,745)
                                                                                              ---------
                 Balance outstanding, September30, 1995 ......      $2.25 -$12.00             1,241,803
     Granted .................................................      $3.50 - $4.31               332,189
     Canceled ................................................      $2.50 - $9.00               (72,367)
                                                                                              ---------
                 Balance outstanding, September 30,1996 ......      $2.25 -$12.00             1,501,625
                                                                                              =========


     As of September 30, 1996, 662,841 options were exercisable and 394,736 shares of the Company's common stock were reserved for future awards.

     During November 1996, subject to stockholder approval, the Board approved a resolution to increase the number of shares available for stock option awards under the 93 Plan to three million and cancel and reissue certain outstanding stock options granted under the 93 Plan (the "Repricing") subject to the closing of the transaction described in Note 14. Under the Repricing, approximately 1.4 million previously granted options will be cancelled and

                                    Continued

INNOVIR LABORATORIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

     new grants of stock options ("New Options") will be issued at an exercise price of $1.30 per share. The New Options contain various vesting provisions, however, the vesting period of the New Options will not exceed four years.

     (b) Non-Employee Director Stock Option Plan:

     During 1994, the Company adopted a Non-Employee Director Stock Option Plan (the "Director's Plan"). Under the Director's Plan, as amended by the Board during 1996, 270,000 shares of the Company's common stock have been reserved for stock option awards. Each new non-employee director is automatically granted an option to purchase 30,000 shares of common stock on the date on which the non-employee director is initially appointed or elected as a director ("Initial Option Grant"). Additionally, each non-employee director who continuously serves on the Board for a two year period following their initial appointment or election is automatically granted, on the non-employee director's second anniversary and each anniversary thereafter, an option to purchase an additional 10,000 shares of common stock ("Anniversary Option Grant"). For each grant, the exercise price is equal to the fair market value of the Company's common stock on the date of grant and the term is five years from the date of grant. The Initial Option Grant vests ratably at six month intervals over a three year period. The Anniversary Option Grant vests 50% on the eighteenth month following the date of grant and 50% two years following the date of grant.

     The following table summarizes the activity in the Director's Plan:


                                                                                            Number of
                                                                Exercise Price Range          Shares
                                                                --------------------        ---------
     Granted during the year ended September 30,1994 .........         $7.75                  60,000
                                                                                             -------
                Balance outstanding, September 30,
                  1994 and 1995 ..............................         $7.75                  60,000
     Granted .................................................       $97 - $3.88             160,000
     Canceled ................................................     $1.69 - $7.75             (75,000)
                                                                                             -------
                Balance outstanding, September 30,1996 .......     $ .97 - $7.75             145,000
                                                                                             =======

     At September 30, 1996, 35,000 options were exercisable and 125,000 shares of the Company's common stock were reserved for future awards.

                                    Continued

INNOVIR LABORATORIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

11.  STOCKHOLDERS' EQUITY:

     During September 1993, the Company raised approximately $7.8 million, after expenses, from the sale of 1,799,750 Units in an IPO. Each Unit consists of one share of common stock, one redeemable Class A warrant and one redeemable Class B warrant. Each Class A and Class B warrant, as amended, entitled the holder to purchase one share of common stock at a price per share of $4.0625 and $5.70, respectively, subject to adjustment as defined. Class A and Class B warrants can be exercised at any time on or before August 12, 1998 and may be called early by the Company under certain circumstances. To date, none of these warrants have been exercised.

     In connection with the sale of Units noted above, the Company entered into an underwriting agreement ("Underwriting Agreement") which, among other things, allowed the underwriter ("A.R. Baron & Co., Inc.") to acquire, for $100, a Unit Purchase Option ("UPO"). The terms of the UPO permit the underwriter to purchase, for an aggregate consideration of approximately $1.5 million, 179,975 Underwriter Units. Each Underwriter Unit consists of one share of common stock, one redeemable Class A warrant and one redeemable Class B warrant ("Underwriter Warrants"). Underwriter Warrants have terms and provisions identical to the Class A and Class B warrants issued as part of the IPO, except that the exercise prices of the Class A and Class B warrants are $10.50 and $13.12, respectively. The underwriter acquired the UPO during September 1993 and the UPO remains outstanding as of September 30, 1996.

     The Underwriting Agreement also provided the underwriter with a right of first refusal with regard to future public or private financings of the Company, as defined. In May 1994, the Company repurchased the right of first refusal from the underwriter in consideration for $94,486.

     In March 1995, the Company entered into a two-year consulting agreement (the "Baron Agreement") with Baron Financial Services, Inc. ("Baron"), an affiliate of A.R. Baron & Co., Inc., to provide financial and other advisory services. As compensation for the Baron Agreement, the Company issued to Baron 250,000 warrants (the "Baron Warrants") to purchase an equal number of shares of common stock at $7.38 per share. As consideration for an extension of the term of the Baron Agreement, during November 1995, the Company amended the Baron Warrants to reduce the exercise price to $.05 per share and issued to Baron 100,000 additional warrants (the "New Baron Warrants") with terms and provisions substantially identical to the amended Baron Warrants. On November 20, 1995 and April 2, 1996, respectively, all of the amended Baron Warrants and the New Baron Warrants were exercised.

     In addition, during January 1996, the Company entered into a second consulting agreement with Baron. Pursuant to this agreement, Baron agreed to provide certain business development advice to the Company. In consideration for these services, the Company made a $400,000

                                    Continued

INNOVIR LABORATORIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

     non-interest bearing loan to Baron (the "Loan") and issued a warrant to purchase 250,000 shares of the Company's common stock at $.05 per share (the "January Baron Warrant"). On February 13, 1996, Baron repaid the loan and exercised the January Baron Warrant.

     The Company was recognizing the fair market value of the Baron Warrants, the amended Baron Warrants, the New Baron Warrants and the January Baron Warrant (collectively, "BFS Warrants") as expense as services were rendered, and the unamortized amount ("unearned compensation") was included as a reduction of stockholders' equity. During June 1996, Baron ceased operations and services provided to the Company under the consulting agreements with Baron terminated. As a result, the remaining unearned compensation of BFS Warrants was expensed in June 1996.

     In March 1995, the Company commenced a private placement of its securities ("private placement") to raise equity financing. In connection with the private placement, the Company's Board of Directors designated 2,500,000 shares of Preferred Stock as Class B Convertible Preferred Stock ("B Preferred Stock"). Holders of B Preferred Stock have no voting rights and are entitled to receive dividends equal to common shareholders on a per share basis as if the B Preferred Stock had been converted into common stock. B Preferred Stockholders also have a liquidation preference of $5.00 per share, or such greater amount as determined by the Board of Directors, in the event of a liquidation, dissolution, or winding up of the Company. The B Preferred Stock's conversion feature provides for each share of B Preferred Stock to be converted into shares of common stock at a floating rate equal to the result of dividing $5.00 by 65% of the average of the closing bid prices of the common stock for the five days preceding conversion, as defined. The average closing bid price to be used in the calculation shall not be less than $5.00. The private placement provided for the issuance of Units (the "95 Unit"). Bach 95 Unit included 5,000 shares of B Preferred Stock and a number of Class B warrants equal to the 95 Unit's selling price ($25,000), divided by 65% of the average closing price of the COMPANY'S common stock for five trading days prior to the closing of the private placement. Class B warrants have terms and provisions identical to the Class B warrants issued in connection with the Company's IPO. During April and May 1995, the Company raised approximately $3.2 million, after expenses, from the sale of 164.8 95 Units, which included 824,000 shares of B Preferred Stock and 680,608 Class B warrants.

     In November 1995, the Company entered into consulting agreements with two investment banking companies (the "Investment Agreements") to provide financial and other advisory services through November 1997. In consideration for these services, the Company issued warrants (the "Investment Warrants") to purchase 500,000 shares of the Company's common stock at per share prices of $2.80 or $3.00. The Investment Warrants vest at various dates over the twelve months following their issuance and expire on November 9, 2000. The Investment Warrants contain antidilution provisions, as defined. In addition, as consideration for the

                                    Continued

INNOVIR LABORATORIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

     extension of the term of one Investment Agreement, during January 1996, the Company issued to the investment banking company additional warrants (the "New Investment Warrants") to purchase 25,000 shares of the Company's common stock at $.05 per share. During February and March 1996, all of the New Investment Warrants were exercised. In July 1996, one Investment Agreement was terminated and Investment Warrants to purchase 300,000 shares of the Company's common stock at $2.80 per share were canceled. In connection with the Investment Agreements, the Company, as finders' fees, issued 40,000 warrants (the "Finders' Warrants") to two individuals. Each Finders' Warrant entitles the holder to purchase an equal number of shares of the Company's common stock at per share prices of $2.80 or $3.00. The number of shares issuable to one individual upon the exercise of their warrants is subject to reduction, as defined, in the event the individual elects a cashless exercise option. The Finders' Warrants vest at various dates over six months and expire on November 9, 2000. The Finders' Warrants contain antidilution provisions, as defined. The fair market value of the Investment Warrants and the Finders' Warrants is being recognized as an expense over the life of the related consulting agreements. The unamortized amount (unearned compensation) has been included as a reduction in stockholders' equity.

     In November 1995, the Company commenced a private placement of its securities to raise equity financing (the "95 Offering"). In connection with the 95 Offering, the Company's Board of Directors designated one million shares of preferred stock as Class C Convertible Preferred Stock ("C Preferred Stock"). Holders of C Preferred Stock have no voting rights and are not entitled to receive dividends. C Preferred Stockholders have a liquidation preference, in the event of a liquidation, dissolution, or winding up of the Company, equal to the sum of $5.00 per share (the "C Issue Price") plus an amount equal to 10% of the C Issue Price, per annum, for the period that has passed since their respective date of issuance. The liquidation preference is on parity with the B Preferred Stockholders. The C Preferred Stock's conversion feature provides for each share of C Preferred Stock to be converted into shares of the Company's common stock at a floating rate equal to the result of dividing: (i) the sum of the C Issue Price plus an amount equal to 10% of the C Issue Price, per annum, for the number of days between the date of issuance, as defined, and the date of conversion, as defined, of each share of C Preferred Stock by (ii) the lesser of: (a) $3 .4375, or (b) 85% of the average closing bid price of the Company's common stock for the five trading days immediately preceding the date of conversion, as defined. Each share of C Preferred Stock that remains outstanding on November 17, 1997 will automatically be converted to common stock in accordance with the formula above. The Company has the right to redeem, in whole or in part, any C Preferred Stock submitted for conversion, in cash, in accordance with a defined formula. During November and December 1995, the Company sold 960,000 shares of C Preferred Stock at

                                    Continued

INNOVIR LABORATORIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

     $5.00 per share. During the year ended September 30, 1996, 920,000 shares of C Preferred Stock were converted into Common Stock, leaving 40,000 C Preferred shares outstanding at September 30, 1996.

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

     In July 1996, the Company entered into a consulting agreement with another investment banking company (the "July Investment Agreement") to provide financial and other advisory services through July 1998. In consideration for these services, the Company issued warrants (the "July Investment Warrants") to purchase 200,000 and 100,000 shares of the Company's common stock at per share prices of $.05 and $5.00, respectively. The July Investment Warrants vest at various dates over the six months following their issuance and expire on July 1, 2001. The July Investment Warrants contain antidilution provisions, as defined.

     The Company, on August 30, 1996 completed a private placement whereby two investment funds (the "Aries Funds") collectively purchased four million shares of the Company's common stock and four million Class C Warrants for $2 million. Each Class C Warrant entitles the holder to purchase one share of common stock at a price of $.50 per share. Class C Warrants can be exercised at any time on or before August 30, 2006 and contain antidilution and other defined adjustment provisions. As of September 30, 1996, none of the Class C Warrants have been exercised. In addition, the Company issued to The Aries Funds options (the "Funds Option") to purchase an additional two million shares of common stock and two million Class C Warrants for $1 million. The Funds Option can be exercised at any time on or before March 1, 1998 and contains antidilution and other defined adjustment provisions. The Funds Option remains outstanding at September 30, 1996.

                                    Continued

INNOVIR LABORATORIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

     The following table summarizes warrant activity for the three years in the period ended September 30, 1996:


                                                       Exercise Price     Class A       Class B        Other        Total
                                                       --------------    ---------     ---------     ---------    ----------
         Balance outstanding,
           September 30,1993 .........................                   1,799,750     1,799,750       684,206     4,283,706

     Issued in connection with equipment
       financing (Note 7(c)) .........................   $   4.0625         16,666                                    16,666
     Exercised (Note 2) ..............................   $    3.125                                   (236,482)     (236,482)
                                                                         ---------     ---------     ---------    ----------
         Balance outstanding,
           September 30,1994 .........................                   1,816,416     1,799,750       447,724     4,063,890

     Issued in connection with a Bridge Warrant
       exchange offer (Note 2) .......................   $     5.70                      567,122                     567,122
     Issued in connection with the Baron Agreement ...   $      .05                                    250,000       250,000
     Issued in a private placement (Note 11) .........   $     5.70                      680,608                     680,608
     Issued in connection with equipment financing
       (Note 7(c)) ...................................   $     9.50                                      2,526         2,526
     Exercised (Note 2) ..............................   $    3.125                                   (350,643)     (350,643)
                                                                         ---------     ---------     ---------    ----------
         Balance outstanding,
           September30, 1995 .........................                   1,816,416     3,047,480       349,607     5,213,503

     Issued in connection with equipment financing
       (Note 7(c)) ...................................   $     2.00                                      2,500         2,500
     Issued in connection with amendment
       of a licensing agreement (Note 7(a)) ..........   $     1.50                                    500,000       500,000
     Issued in a private placement (Note 11) .........   $      .50                                  4,000,000     4,000,000
     Issued toa Placement Agent (Note 11) ............   $     3.78                                    139,636       139,636
     Issued in connection with consulting agreements
       and various finders fees (Note 11) ............   $.05-$5.00                                  1,215,000     1,215,000
     Exercised (Note 11) .............................   $     0.05                                   (625,000)     (625,000)
     Canceled in connection with consulting
       agreements (Note 11) ..........................   $     2.80                                   (300,000)     (300,000)
                                                                         ---------     ---------     ---------    ----------
         Balance outstanding,
           September30, 1996 .........................                   1,816,416     3,047,480     5,281,743    10,145,639
                                                                         =========     =========     =========    ==========

12.  EXTRAORDINARY ITEM:

     The terms of certain notes payable ("Notes") of the Company contained early repayment provisions in the event the Company completed an IPO. As a result of the Company's completing an IPO in September 1993, these notes were repaid and related deferred financing costs and unamortized discounts (totaling $407,162) were written off and recorded as an extraordinary item.

     13. LITIGATION:

     As part of the Company's private placement in November 1995, the Company sold 90,000 shares of C Preferred Stock to an investor. On February 1, 1996, the investor delivered to the

                                    Continued

INNOVIR LABORATORIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

     Company a notice (the "Notice of Conversion") requesting that the Company convert 60,000 shares of C Preferred Stock into 147,594 shares of the Company's common stock, in accordance with the formula as defined by the C Preferred Stock. The Company declined to comply with the Notice of Conversion on the grounds, among others, that the Company believed the investor was seeking to deliver the shares of common stock to be obtained upon such conversion to cover a short position in direct violation of the subscription agreement with the Company executed by the investor at the time the investor acquired the C Preferred Stock. On February 28, 1996, the Company was named as a defendant in an action filed by the investor alleging that the Company wrongfully refused to honor the investor's Notice of Conversion, demanding conversion of the C Preferred Stock held by the investor and seeking damages which the investor alleges may be in excess of $1,000,000. On March 20, 1996, the Company and the investor agreed that the Company would honor the Notice of Conversion and a second notice of conversion for the remaining 30,000 shares of C Preferred Stock held by the investor and convert all 90,000 shares of C Preferred Stock into 192,557 shares of common stock, 54,000 shares of which would be held in escrow pending further agreement between the parties or a final adjudication of the investor's claim. In accordance with a stipulation and order entered by the court on that date, the Company delivered to the plaintiff 138,557 shares of common stock and delivered into escrow 54,000 shares of common stock. On April 10, 1996, the Company filed an answer to the investor's complaint, denying liability, asserting affirmative defenses an asserting a counterclaim for damage suffered as a result of the investor's actions. On September 4, 1996, the court denied the investor's motion for summary judgment. The ultimate resolution of this matter cannot presently be determined. Accordingly, no provision for any liability that may result upon the resolution of this matter has been made in the accompanying financial statements.

14.  SUBSEQUENT EVENTS:

     (a) Change in Control and Acquisition of VIMRx Holdings, Inc.:

     During November 1996 the Company reached agreement with VIMRx Pharmaceuticals, Inc. ("VIMRx") to acquire all the issued and outstanding shares of capital stock of VIMRx Holdings, Inc. (a wholly owned subsidiary of VIMRx) ("Holdings"). Holdings is a development stage biotechnology company devoting substantially all of its attention to the research and development of its proprietary technology. Holdings has had no product revenues to date. In consideration for the acquisition of Holdings, the Company, on December 23, 1996, issued 8,666,666 shares of a newly designated series of preferred stock, Class D Convertible Preferred Stock (see below), and warrants to purchase two million shares of the Company's common stock. The warrants expire after five years. The

                                    Continued

INNOVIR LABORATORIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

     exercise price for one million warrants is $1.00 per share; the remaining one million warrants have an exercise price of $2.00 per share.

     Simultaneously with the Company's acquisition of Holdings, (i) the Aries Funds exercised four million Class C Warrants and the Funds Option for aggregate consideration of $3 million and, as a result, acquired six million shares of the Company's common stock and two million Class C Warrants, and (ii) VIMRx, in exchange for $3 million and 3 million shares of VIMRx's common stock, acquired 9.5 million shares of the Company's common stock from The Aries Funds. In addition, VIMRx and The Aries Funds entered into an agreement whereby VIMRx obtained the right to vote the remaining 500,000 shares of the Company's common stock held by the Aries Funds, thereby effectively giving VIMRx voting control of an aggregate of 18,666,666 shares of the Company's stock.

     The accounting for the Company's acquisition of Holdings and VIMRx's partial acquisition of the Company will be in accordance with APB Opinion No.16, "Business Combinations" ("APB No. 16") and Emerging Issues Task Force Issue No. 90-13, "Accounting for Simultaneous Common Control Mergers" ("EITF No.90-13"). The application of APB No. 16 and EITF No.90-13 requires the Company to fair value its assets and liabilities, to the extent acquired by VIMRx, and the assets and liabilities of Holdings will be carried at Holding's historic cost.

     A significant portion of the fair value of the Company's assets is expected to be assigned to acquired research and development and, accordingly, such amount will be expensed upon the closing of the transaction.

     (b) Class D Convertible Preferred Stock:

     In connection with the acquisition of Holdings, the Company's Board designated 8,666,666 shares of preferred stock as Class D Convertible Preferred Stock ("D Preferred Stock"). Each share of D Preferred Stock converts into one share of the Company's common stock at the option of the holder, or automatically on June 30, 1997. D Preferred Stockholders have anti-dilution rights in the event of a stock dividend, stock split or other capital transaction, as defined. In the event that there are insufficient shares of common stock authorized, as of June 30, 1997, to allow for the conversion of all outstanding shares of D Preferred Stock

                                    Continued

INNOVIR LABORATORIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

     into shares of common stock, the conversion ratio is increased to one and one-half shares of common stock for each share of D Preferred Stock. D Preferred Stock has a liquidation value of $1.50 per share and a liquidation preference on parity with B and C Preferred Stockholders. D Preferred Stockholders vote with common stockholders on an as if converted basis.


                                                                                                       SCHEDULE II

INNOVIR LABORATORIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

VALUATION AND QUALIFYING ACCOUNTS

For the years ended September 30, 1994, 1995 and 1996


                   Col. A                                Col. B              Col. C               Col. D          Col.F
                 -----------                         -------------   -------------------------   ----------     -----------
                                                                           Additions
                                                                     ------------------------
                                                      Balance at     Charged to    Charged to                   Balance at
                                                     Beginning of    Costs and       Other                        End of
                 Description                            Period        Expenses      Accounts     Deductions       Period
                 -----------                         -------------   ----------    -----------   ----------     -----------
Accumulated amortization of deferred patent costs:
  1994 .............................................  $ 15,558        $ 13,341      $  --        $    --          $ 28,899
  1995 .............................................    28,899          85,810         --             --           114,709
  1996 .............................................   114,709         150,530         --         (265,239)(1)        --

Accumulated amortization of deferred financing costs:
  1994 .............................................  $  --           $ 11,538      $  --        $    --          $ 11,538
  1995 .............................................    11,538          16,684         --             --            28,222
  1996 .............................................    28,222          30,100         --             --            58,322

Accumulated amortization of organizational costs:
  1994 .............................................  $ 10,159        $  1,205      $  --        $ (11,364)(2)    $   --
  1995 .............................................      --              --           --             --              --
  1996 .............................................      --              --           --             --              --

-----------

(1) Fully amortized deferred patent costs totaling $265,329 were offset against the related asset.

(2) Fully amortized organizational costs totaling $11,364 were offset against the related asset.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                           INNOVIR LABORATORIES, INC.

                                           By: /s/ ALLAN R. GOLDBERG
                                               --------------------------------
                                                   Allan R. Goldberg
                                                   Chairman of the Board
                                                   and Chief Executive Officer
                                                   (Principal Executive Officer)

                                           By: /s/ GARY POKRASSA
                                               --------------------------------
                                                   Gary Pokrassa
                                                   Vice President - Finance
                                                   (Principal Financial and
                                                   Accounting Officer)

Date: December 30, 1996

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

         Signature                            Title            Date
         ---------                            -----            ----

/s/ ALLAN R. GOLDBERG                        Director       December 30, 1996
------------------------------------
    Allan R. Goldberg

                                             Director
------------------------------------
    William T. McCaffrey

/s/ RICHARD L. DUNNING                       Director       December 30, 1996
------------------------------------
    Richard L. Dunning

/s/ DAVID A. JACKSON                         Director       December 30, 1996
------------------------------------
    David A. Jackson

/s/ FRANCIS M. O'CONNELL                     Director       December 30, 1996
------------------------------------
    Francis M. O'Connell

                                             Director
------------------------------------
    Laurence D. Fink