Form 10-Q
period 1996-12-31
INNOVIR LABORATORIES INC
filed 1997-03-28
CIK 901099

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[  ]         Quarterly Report Pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934


For the quarterly period ended __________________________

                                       OR

[X]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from October 1, 1996 to December 31, 1996
                               ---------------    -----------------

                         Commission File Number 0-21972

                           INNOVIR LABORATORIES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                          13-3536290
-------------------------------                    ------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

                 510 East 73rd Street, New York, New York 10021
                    (Address of principal executive offices)

                                 (212) 249-4703
               --------------------------------------------------
              (Registrant's telephone number, including area code)

                         Former address: Not Applicable

--------------------------------------------------------------------------------

              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes [ X ]         No [   ]

The number of shares of the registrant's common stock outstanding as of March 20, 1997 was 18,050,786.


================================================================================

                                      INDEX

INNOVIR LABORATORIES, INC.

                                                                          Page
                                                                         ------

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements:

       Consolidated Balance Sheets at
          December 31, 1995 and December 31, 1996....................       3

       Consolidated Statements of Operations for the periods
          January 6, 1995 (inception) through December 31, 1995
          and January 6, 1995 through December 31, 1996 and the
          year ended December 31, 1996...............................       4

       Consolidated Statement of Changes in Stockholders' Equity
          (Deficit) for the period January 6, 1995 (inception)
          through December 31, 1996 including the period January
          6, 1995 (inception) to December 31,
          1995 and the year ended December 31, 1996..................       5

       Consolidated Statements of Cash Flows for the period
          January 6, 1995 (inception) through December 31, 1995
          and January 6, 1995 through December 31, 1996 and the
          year ended December 31, 1996...............................       6

       Notes to Financial Statements.................................       7

  Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations............      24

PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings.........................................      27

  Item 6.        Exhibits and Reports on Form 8-K....................      27

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

INNOVIR LABORATORIES, INC. AND SUBSIDIARIES
(FORMERLY VIMRX HOLDINGS, LTD. AND SUBSIDIARIES)
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

December 31, 1996 and 1995

                 ASSETS:                                1996           1995
                                                    ------------   ------------
Current assets:
  Cash and cash equivalents                         $  6,412,000   $     68,000
  Prepaid expenses and other current assets              203,000          3,000
                                                    ------------   ------------
     Total current assets                              6,615,000         71,000

Fixed assets less accumulated depreciation
  and amortization                                     2,439,000         45,000
Note receivable from Ribonetics GmbH                                    225,000
Amount due from VIMRx Pharmaceuticals Inc.               535,000
Goodwill                                               1,236,000
Other assets                                             249,000
                                                    ------------   ------------
     Total assets                                   $ 11,074,000   $    341,000
                                                    ============   ============

 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

Current liabilities:
  Accounts payable and accrued expenses             $  1,319,000   $     43,000
  Note payable to VIMRx Pharmaceuticals  Inc.                           250,000
  Capital lease - current portion                        472,000
  Term note payable - warrantholder;
    current portion includes accrued
    interest of $5,000                                    36,000
                                                    ------------   ------------
     Total current liabilities                         1,827,000        293,000

Amount due to VIMRx Pharmaceuticals Inc.                              2,002,000
Term note payable - warrantholder; includes
  accrued interest of $39,000                            227,000
Capital leases                                           463,000
                                                    ------------   ------------
     Total liabilities                                 2,517,000      2,295,000
                                                    ------------   ------------
Commitments and contingencies

Stockholders' equity (deficit):
  Preferred stock, par value $.06; 15,000,000
   shares authorized:
    Class B Convertible Preferred Stock;
      2,500,000 shares designated;
      297,000 shares issued and outstanding
      at December 31, 1996 (liquidation
      value, $1,485,000)                                  18,000
    Class D Convertible Preferred Stock;
      8,667,000 shares designated, issued
      and outstanding at December 31, 1995
      and 1996 (liquidation value, $13,000,000)          520,000        520,000
  Common stock, par value $.013; 35,000,000
    shares authorized; 9,500,000 shares issued
    and outstanding at December 31, 1995,
    17,946,000 shares issued and outstanding
    at December 31, 1996                                 233,000        124,000
  Additional paid-in capital                          29,667,000       (572,000)
  Cumulative translation adjustment                       (8,000)
  Unearned compensation                                 (181,000)
  Deficit accumulated during the
    development stage                                (21,692,000)    (2,026,000)
                                                    ------------   ------------
     Total stockholders' equity (deficit)              8,557,000     (1,954,000)
                                                    ------------   ------------
     Total liabilities and stockholders' equity     $ 11,074,000   $    341,000
                                                    ============   ============

The accompanying notes are an integral part of the financial statements.

INNOVIR LABORATORIES, INC. AND SUBSIDIARIES
(FORMERLY VIMRX HOLDINGS, LTD. AND SUBSIDIARIES)
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      PERIOD          PERIOD
                                                     JANUARY 6,      JANUARY 6,
                                                        1995            1995
                                       FOR THE      (INCEPTION)     (INCEPTION)
                                      YEAR ENDED      THROUGH         THROUGH
                                     DECEMBER 31,   DECEMBER 31,    DECEMBER 31,
                                         1996           1995            1996
                                     ------------   ------------    ------------
Revenue:
  Interest income                    $     13,000                  $     13,000
  Other                                   151,000                       151,000
                                     ------------                  ------------
     Total revenue                        164,000                       164,000
                                     ------------                  ------------
Expenses:
  Research and development              1,946,000   $  1,434,000      3,380,000
  General and administrative              506,000        568,000      1,074,000
  Interest                                  4,000         24,000         28,000
  Purchased in process research
   and development                     17,374,000                    17,374,000
                                     ------------   ------------   ------------
     Total expenses                    19,830,000      2,026,000     21,856,000
                                     ------------   ------------   ------------
     Net loss                        $(19,666,000)  $ (2,026,000)  $(21,692,000)
                                     ============   ============   ============
Loss-per-share data:
  Weighted average number of
   common shares outstanding            9,685,000      9,500,000
                                     ============   ============
  Net loss per share                 $      (2.03)  $      (0.21)
                                     ============   ============

The accompanying notes are an integral part of the financial statements.

INNOVIR LABORATORIES, INC. AND SUBSIDIARIES
(FORMERLY VIMRX HOLDINGS, LTD. AND SUBSIDIARIES)
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

For the period January 6, 1995 (inception) to December 31, 1996 including the period January 6, 1995 (inception) to December 31, 1995 and the year ended December 31, 1996


                                                   CLASS B CONVERTIBLE          CLASS D CONVERTIBLE
                                                     PREFERRED STOCK              PREFERRED STOCK              COMMON STOCK
                                                ---------------------------  --------------------------  ---------------------------
                                                   SHARES         AMOUNT        SHARES         AMOUNT       SHARES         AMOUNT
                                                ------------   ------------  ------------  ------------  ------------   ------------
Issuance of common stock and Class D
   Convertible Preferred Stock in
   consideration for cash of $12,000 and
   the assignment of certain notes
   receivable of $60,000                                                        8,667,000  $    520,000     9,500,000   $    124,000

Net loss for the period January 6, 1995
   to December 31, 1995
                                                ------------   ------------  ------------  ------------  ------------   ------------
              Balance at
               December 31, 1995                                                8,667,000       520,000     9,500,000        124,000

Contributed capital resulting from capital infusion or forgiveness of intercompany liabilities

Contributed capital resulting from the
   acquisition of Ribonetics GmbH

Recapitalization resulting from the
   acquisition of Innovir Laboratories, Inc.         297,000   $     18,000                                 8,446,000        109,000

Compensation expense incurred in
   connection with the issuance of
   stock options

Cumulative translation adjustment

Net loss, for the year ended
   December 31, 1996
                                                ------------   ------------  ------------  ------------  ------------   ------------
              Balance at
                 December 31, 1996                   297,000   $     18,000     8,667,000  $    520,000    17,946,000   $    233,000
                                                ============   ============  ============  ============  ============   ============


                                                                                              DEFICIT
                                                                                            ACCUMULATED
                                                 ADDITIONAL    CUMULATIVE                    DURING THE
                                                   PAID-IN    TRANSLATION      UNEARNED     DEVELOPMENT
                                                   CAPITAL     ADJUSTMENT    COMPENSATION      STAGE           TOTAL
                                                ------------  ------------   ------------   ------------   ------------
Issuance of common stock and Class D
   Convertible Preferred Stock in
   consideration for cash of $12,000 and
   the assignment of certain notes
   receivable of $60,000                        $   (572,000)                                              $     72,000

Net loss for the period January 6, 1995
   to December 31, 1995                                                                     $ (2,026,000)    (2,026,000)
                                                ------------  ------------   ------------   ------------   ------------
              Balance at
               December 31, 1995                    (572,000)                                 (2,026,000)    (1,954,000)

Contributed capital resulting from capital
   infusion or forgiveness of intercompany
   liabilities                                     8,400,000                                                  8,400,000

Contributed capital resulting from the
   acquisition of Ribonetics GmbH                  3,713,000                                                  3,713,000

Recapitalization resulting from the
   acquisition of Innovir Laboratories, Inc.      17,919,000                 $   (181,000)                   17,865,000

Compensation expense incurred in
   connection with the issuance of
   stock options                                     207,000                                                    207,000

Cumulative translation adjustment                             $     (8,000)                                      (8,000)

Net loss, for the year ended
   December 31, 1996                                                                         (19,666,000)   (19,666,000)
                                                ------------  ------------   ------------   ------------   ------------
              Balance at
                 December 31, 1996              $ 29,667,000  $     (8,000)  $   (181,000)  $(21,692,000)  $  8,557,000
                                                ============  ============   ============   ============   ============

The accompanying notes are an integral part of the financial statements.

INNOVIR LABORATORIES, INC. AND SUBSIDIARIES
(FORMERLY VIMRX HOLDINGS, LTD. AND SUBSIDIARIES)
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              PERIOD         PERIOD
                                                                            JANUARY 6,     JANUARY 6,
                                                                               1995           1995
                                                            FOR THE YEAR   (INCEPTION)    (INCEPTION)
                                                               ENDED         THROUGH        THROUGH
                                                            DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                                1996           1995           1996
                                                            ------------   ------------   ------------
Cash flows from operating activities:
    Net (loss)                                              $(19,666,000)  $ (2,026,000)  $(21,692,000)
    Adjustments to reconcile net (loss) to net cash
       (used in) operating activities:
          Depreciation                                           146,000          4,000        150,000
          Purchased in process research and
              development                                     17,374,000                    17,374,000
          Provision for losses on notes receivable                               85,000         85,000
          Non-cash compensation                                  207,000                       207,000
          Changes in operating assets and liabilities:
              (Increase) in other current assets                 (37,000)        (3,000)       (40,000)
              Increase in accounts payable and
                 accrued expenses                                540,000         43,000        583,000
                                                            ------------   ------------   ------------
                 Net cash (used in) operating activities      (1,436,000)    (1,897,000)    (3,333,000)
                                                            ------------   ------------   ------------
Cash flows from investing activities:
    Purchase of equipment                                       (605,000)       (49,000)      (654,000)
    Cash acquired in acquisitions                              3,532,000                     3,532,000
                                                            ------------   ------------   ------------
                 Net cash provided by (used in) investing
                     activities                                2,927,000        (49,000)     2,878,000
                                                            ------------   ------------   ------------
Cash flows from financing activities:
    Proceeds from sales of common stock                                          12,000         12,000
    Advances and contributed capital from VIMRx
       Pharmaceuticals, Inc.                                   4,864,000      2,002,000      6,866,000
                                                            ------------   ------------   ------------
                 Net cash provided by financing activities     4,864,000      2,014,000      6,878,000
                                                            ------------   ------------   ------------
    Effect of exchange rate changes on cash                      (11,000)                      (11,000)
                                                            ------------                  ------------
                 Net increase in cash and cash equivalents     6,344,000         68,000      6,412,000
Cash and cash equivalents at beginning of period                  68,000
                                                            ------------   ------------   ------------
                 Cash and cash equivalents at
                    end of period                           $  6,412,000   $     68,000   $  6,412,000
                                                            ============   ============   ============
Supplemental disclosure of cash flow information:
    Cash paid for interest                                  $      3,000                  $      3,000
                                                            ============                  ============

For non-cash transactions see Notes 2 and 5.

The accompanying notes are an integral part of the financial statements.

INNOVIR LABORATORIES, INC. AND SUBSIDIARIES
(FORMERLY VIMRX HOLDINGS, LTD. AND SUBSIDIARIES)
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

1.    ORGANIZATION AND BUSINESS:

       On November 21, 1996, Innovir Laboratories, Inc. ("Innovir"), VIMRx Pharmaceuticals Inc. ("VIMRx") and certain stockholders of Innovir executed agreements (the "Transaction") whereby VIMRx would acquire 68% of Innovir and Innovir would acquire all of the issued and outstanding shares of VIMRx Holdings, Ltd. ("VHL"), a wholly owned subsidiary of VIMRx. The Transaction closed on December 23, 1996. As discussed further in Note 2, for financial reporting purposes, the Transaction has been accounted for as a reverse acquisition whereby VHL is deemed to be the acquirer of Innovir and the surviving company. In connection therewith, VHL's historic capital accounts were retroactively recapitalized to reflect the capital accounts of Innovir. For accounting purposes, VHL assumed the name of Innovir Laboratories, Inc. and Subsidiaries (the "Company").

      The Company is a biotechnology company developing a new class of therapeutic agents based on proprietary technology. As a development stage enterprise, all of the Company's efforts, to date, have been devoted to research and development, raising capital, acquiring equipment, setting up research laboratories, and financial planning. The Company's research laboratories are located in the United States, the United Kingdom and Germany.

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

      The Company has sustained operating losses and negative cash flows from operations since its inception and expects these conditions to continue for the foreseeable future. Management believes that existing liquid assets combined with commitments from VIMRx and a warrantholder to exercise additional outstanding warrants will enable the Company to continue to operate through March 31, 1998. After March 31, 1998, the Company will need to raise additional financing through public or private equity financings or other arrangements to finance operations. In the event the Company is unable to raise additional capital, operations after March 31, 1998 will need to be scaled back or discontinued.

CONTINUED

INNOVIR LABORATORIES, INC. AND SUBSIDIARIES
(FORMERLY VIMRX HOLDINGS, LTD. AND SUBSIDIARIES)
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

2.    ACQUISITIONS:

      (a)   Change in Control/Reverse Acquisition:

            As discussed in Note 1, Innovir, VIMRx and certain stockholders of Innovir (the "Aries Funds") entered into the Transaction whereby VIMRx acquired 68% of Innovir and Innovir acquired 100% of the outstanding capital stock of VHL. In consideration for the acquisition of VHL, Innovir, on December 23, 1996, issued 8,666,666 shares of a newly designated series of preferred stock, Class D Convertible Preferred Stock and warrants to purchase two million shares of the Company's common stock. The warrants expire after five years. The exercise price for one million warrants is $1.00 per share; the remaining one million warrants have an exercise price of $2.00 per share.

            Simultaneously with Innovir's acquisition of VHL, VIMRx, in exchange for $3 million and three million shares of VIMRx's common stock, acquired 9.5 million shares of Innovir's common stock from the Aries Funds, thereby increasing VIMRx's ownership interest in Innovir to 68%. In addition, VIMRx and the Aries Funds entered into an agreement whereby VIMRx obtained the right to vote 500,000 shares of Innovir's common stock held by the Aries Funds, thereby effectively giving VIMRx voting control of an aggregate of 18,666,666 shares of Innovir's stock.

            The Company's acquisition of VHL and VIMRx's partial acquisition of Innovir have been accounted for as a purchase in accordance with APB Opinion No. 16, "Business Combinations" ("APB No. 16") and Emerging Issues Task Force Issue No. 90-13, "Accounting for Simultaneous Common Control Mergers" ("EITF No. 90-13"). The application of APB No. 16 and EITF No. 90-13 requires that the Transaction be accounted as a reverse acquisition and accordingly, for accounting purposes,
            (i) VHL is deemed to be the acquirer and surviving company; (ii) because Innovir is deemed to be the legal acquirer, VHL's historic capital accounts have been retroactively restated ("recapitalized") to reflect Innovir's capital accounts and the equivalent number of shares received by VIMRx in the Transaction; (iii) Innovir has fair valued its assets and liabilities to the extent acquired by VIMRx (68%); and (iv) the assets and liabilities of VHL are carried at VHL's historic cost.

            VIMRx's purchase price of Innovir totaled approximately $17 million. Of the total purchase price, approximately $3.7 million was allocated to tangible assets, $1.8 million to liabilities, $13.8 million to purchased in-process research and development and the balance to goodwill. Technological feasibility of the purchased in-process research and development had not yet been established and the technology had no alternative future use.

CONTINUED

INNOVIR LABORATORIES, INC. AND SUBSIDIARIES
(FORMERLY VIMRX HOLDINGS, LTD. AND SUBSIDIARIES)
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

      (b)   Acquisition of Ribonetics GmbH:

            During 1996, VHL acquired 100% of the outstanding capital stock of Ribonetics GmbH ("Ribonetics") in consideration for approximately $1.6 million of cash and a warrant to purchase 365,000 shares of VIMRx's common stock at an exercise price $.01 per share (the "Acquisition"). The Acquisition has been accounted for as a purchase and the operating results of the Company include those of Ribonetics for the seven months ended December 31, 1996. The total purchase price aggregated approximately $3.7 million and has been allocated to tangible assets, liabilities and purchased in-process research and development of $475,000, $289,000 and $3,528,000, respectively. It was determined at the date of acquisition that the purchased in-process research and development had not reached technological feasibility and that the technology had no alternative future use.

      (c)   Pro Forma Results of Operations (Unaudited):

            The following pro forma unaudited results of operations have been prepared as if the Transaction and the Acquisition discussed above had occurred at the beginning of the respective periods ended December 31.

                                                                   PERIOD FROM
                                                                    JANUARY 6,
                                                                       1995
                                                                   (INCEPTION)
                                               YEAR ENDED            THROUGH
                                              DECEMBER 31,         DECEMBER 31,
                                                  1996                 1995
                                              ------------         ------------
                                               (Unaudited)          (Unaudited)

            Revenues                          $    338,000         $  1,360,000
            Expenses                            12,532,000            9,698,000
                                              ------------         ------------
            Net (loss)                        $(12,194,000)        $ (8,338,000)
                                              ============         ============
            Net loss per share                $      (0.68)        $      (0.46)
                                              ============         ============

            The pro forma results of operations above include adjustments for the amortization of intangibles and exclude non-recurring charges related to purchase in-process research and development arising from the Transaction and the Acquisition.

            The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the Transaction and the Acquisition been consummated at the beginning of the respective periods, nor are they necessarily indicative of future operating results.

CONTINUED

INNOVIR LABORATORIES, INC. AND SUBSIDIARIES
(FORMERLY VIMRX HOLDINGS, LTD. AND SUBSIDIARIES)
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      PRINCIPLES OF CONSOLIDATION:

      The consolidated financial statements include the accounts of all subsidiaries which are wholly owned. All significant intercompany accounts and transactions have been eliminated.

      FOREIGN CURRENCY TRANSLATION:

      Financial statements of foreign subsidiaries are translated into U.S. dollars at the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenues, expenses and gains and losses. Where the local currency is the functional currency, translation adjustments are recorded as a separate component of stockholders' equity (deficit). Where the U.S. dollar is the functional currency, translation adjustments are included in operating results. Foreign exchange gains and losses included in operations were not material. As of December 31, 1996, approximately 1% and approximately 8% of the Company's total assets are located in the United Kingdom and Germany, respectively.

      AMORTIZATION OF GOODWILL:

      Goodwill represents the excess of the purchase price paid by VIMRx over 68% of the fair value of the net assets and purchased in-process research and development of Innovir. Such amount is being amortized on a straight-line basis over the period of expected benefit of three years. Total amortization of goodwill for the year ended December 31, 1996 was not material. The carrying value of goodwill will be reviewed periodically based on the advancement of Innovir's technology and the continued employment of Innovir's workforce and consultants. Should this review indicate that goodwill will not be realized, the Company's carrying value of the goodwill will be reduced.

      FIXED ASSETS:

      Fixed assets consist of equipment and leasehold improvements stated at cost. Equipment is depreciated on a straight-line basis over its estimated useful life between four to ten years. Leasehold improvements are amortized over the life of the lease or of the improvement, whichever is shorter. Expenditures for maintenance and repairs which do not materially extend the useful lives of the assets are charged to operations as incurred. The cost and related accumulated depreciation or amortization of assets retired or sold are removed from the respective accounts, and any gain or loss is recognized in operations.

      DEFERRED FINANCING COSTS:

      Direct costs associated with obtaining debt financing have been capitalized and are being amortized on a basis which approximates the interest method, over the terms of the respective loans.

      CASH AND CASH EQUIVALENTS:

      The Company considers all highly liquid debt instruments which have maturities of three months or less when acquired to be cash equivalents. The carrying amount reported in the

CONTINUED

INNOVIR LABORATORIES, INC. AND SUBSIDIARIES
(FORMERLY VIMRX HOLDINGS, LTD. AND SUBSIDIARIES)
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

      balance sheet for cash and cash equivalents approximates its fair value (also see Note 8). Cash and cash equivalents subject the Company to concentrations of credit risk. At December 31, 1996, the Company had invested approximately $4.7 million in money market funds with investment companies and held approximately $1.7 million of commercial paper issued by four entities, with maturities not in excess of three months. At December 31, 1995, the Company had invested approximately $68,000 in money market funds. The Company holds no collateral for these financial instruments.

      GOVERNMENT GRANTS:

      Proceeds from government grants are recognized as income as the related research is performed. For the year ended December 31, 1996, approximately $90,000 was recognized as income and is included in other income.

      NET LOSS PER SHARE:

      Net loss per share is computed on the basis of the net loss for the period divided by the weighted average number of shares of common stock outstanding during the period. For all periods presented, the net loss per share assumes that the recapitalization discussed in Note 2 had occurred on January 6, 1995. The net loss per share for all periods excludes the number of shares issuable upon exercise of outstanding options and warrants and the conversion of preferred stock since such inclusion would be anti-dilutive.

      ACCOUNTING ESTIMATES:

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. See also Note 9(a).

      INCOME TAXES:

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined on the basis of the differences between the tax bases of assets and liabilities and their respective financial-reporting amounts ("temporary differences") at enacted tax rates in effect for the year in which the temporary differences are expected to reverse (see Note 11).

      STOCK-BASED EMPLOYEE COMPENSATION:

      The accompanying financial position and results of operations of the Company have been prepared in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). Under APB No. 25, generally, no compensation expense is recognized in the accompanying financial statements in connection with the awarding of stock option grants to

CONTINUED

INNOVIR LABORATORIES, INC. AND SUBSIDIARIES
(FORMERLY VIMRX HOLDINGS, LTD. AND SUBSIDIARIES)
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

      employees provided that, as of the grant date, all terms associated with the award are fixed and the quoted market price of the Company's stock, as of the grant date, is not greater than the amount an employee must pay to acquire the stock as defined; however, to the extent that stock options are granted to nonemployees for goods or services, the fair value of these options are included in operating results as an expense.

      Disclosures required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), including pro forma operating results had the Company prepared its financial statements in accordance with the fair value based method of accounting for stock-based compensation, have been included in Note 12.

      RECLASSIFICATIONS:

      Certain reclassifications have been made to the financial statements for 1995 in order to conform with the current year's presentation.

      FAIR VALUE OF FINANCIAL INSTRUMENTS:

      Financial instruments include notes receivable and accounts payable. The carrying amount of these instruments approximate fair value due either to their short-term nature or because the Company believes the instrument could be exchanged in a current transaction for that carrying amount (also see Note 8).

4.    FIXED ASSETS:

      Fixed assets as of December 31, 1996 and 1995 consist of the following:

                                                             1996        1995
                                                          ----------  ----------
Office and laboratory equipment                           $1,900,000  $   49,000
Leasehold improvements                                       689,000
                                                          ----------  ----------
                                                           2,589,000      49,000
    Less, Accumulated depreciation and amortization          150,000       4,000
                                                          ----------  ----------
                                                          $2,439,000  $   45,000
                                                          ==========  ==========

      Depreciation and amortization expense on fixed assets for the year ended December 31, 1996, and for the period January 6, 1995 (inception) to December 31, 1995 was $146,000 and $4,000, respectively.

CONTINUED

INNOVIR LABORATORIES, INC. AND SUBSIDIARIES
(FORMERLY VIMRX HOLDINGS, LTD. AND SUBSIDIARIES)
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

5. NOTES RECEIVABLE FROM RIBONETICS GMBH AND NOTE PAYABLE TO VIMRX PHARMACEUTICALS INC.:

      During January 1995, VIMRx assigned certain notes receivable, from Ribonetics with a discounted value $310,000, to the Company in exchange for a note payable to VIMRx of $250,000 and a capital contribution of $60,000.

      The notes receivable from Ribonetics had an aggregate face value of $500,000, accrued interest at a rate of 12.5% and were collateralized by Ribonetics' equipment and intellectual property rights. Ribonetics defaulted on the payment terms of the notes and therefore the Company reduced the carrying value of the notes, during 1995, to their net realizable value of $225,000. No interest income was recognized regarding these notes for either 1995 or 1996. The carrying value of these notes was included in the purchase price when the Company acquired Ribonetics as discussed in Note 2.

      The note payable to VIMRx accrued interest at a rate of 10%. Interest expense incurred by the Company for the year ended December 31, 1995 was $24,000. Interest expense for 1996 was not material. During 1996, as part of the Transaction, the note payable and accrued interest was converted into equity.

6.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

      Accounts payable and accrued expenses as of December 31, 1996 and 1995 consist of the following:

                                                         1996            1995
                                                      ----------      ----------
       Accounts payable                               $  764,000      $   43,000
       Accrued expenses                                  341,000
       Accrued payroll and related costs                  42,000
       Legal and accounting fees payable                 172,000
                                                      ----------      ----------
                                                      $1,319,000      $   43,000
                                                      ==========      ==========

7.    RELATED-PARTY TRANSACTIONS:

      (a)   Employment Agreement:

            The Company has an employment agreement with an officer/stockholder ("officer"), expiring November 30, 1999, whereby the officer has agreed to devote his full business time to the Company to further develop certain Company technology. The terms of the agreement provide for a base salary, adjusted annually, plus a key performance bonus, as determined by the Company's Board of Directors (the "Board"). In addition, the

CONTINUED

INNOVIR LABORATORIES, INC. AND SUBSIDIARIES
(FORMERLY VIMRX HOLDINGS, LTD. AND SUBSIDIARIES)
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

            agreement provides for the officer to supply certain equipment to the Company to be used during his term of employment. At the conclusion of employment, the equipment will be returned to the officer.

      (b)   Consulting Agreements:

            The Company has several agreements with consultants, two of whom are stockholders ("stockholders/consultants"). The consultants perform services for the Company in consideration for certain fees. The consultants have also agreed to assign to the Company any inventions, ideas, patents, and copyrights conceived if related to the Company's business and provide other services as defined in the agreements. To date, fees paid to the stockholders/consultants have not been material. Future minimum quarterly payments to the stockholders/consultants are approximately $46,000 through March 31, 1998 and $24,000 thereafter through March 31, 2000. Under certain conditions, the Company may have to pay additional amounts ("patent award"), as defined, in the event the research performed by one of the consultants leads to the issuance of a patent. Patent awards paid to date have not been material.

8.    TERM NOTE PAYABLE - WARRANTHOLDER:

      The term note provides for interest, payable quarterly, at a rate of 8% per annum. The noteholder holds a lien on all the assets of the Company. In connection with the issuance of the term note, the Company issued a warrant which provides the holder with the right to acquire an aggregate of 40,000 shares of the Company's common stock at $6.25 per share. Any accrued and unpaid interest ($44,000 as of December 31, 1996) related to the term note may also be used to acquire additional shares of common stock at a price of $6.25 per share. The warrant expires on February 10, 1998 and contains anti-dilution provisions and other defined adjustments in the event of a merger or reorganization, as defined. As of December 31, 1996, the warrant was exercisable and outstanding. The estimated fair value of the term note at December 31, 1996 was approximately $200,000. The fair value was estimated on the basis of the current rate of debt with similar characteristics (also see Note 3).

      In addition, during November 1996, the payment terms of the term note were amended (the "Amended Note") and related accrued and unpaid interest as of that date was deferred. In consideration for such amendment, the Company issued a second warrant, which expires on November 21, 2001, to the noteholder to purchase 20,000 shares of the Company's common stock at $1.50 per share. The fair value of the warrant, as determined by the Board, totaled approximately $16,000. Such amount is being accounted for as deferred financing cost and

CONTINUED

INNOVIR LABORATORIES, INC. AND SUBSIDIARIES
(FORMERLY VIMRX HOLDINGS, LTD. AND SUBSIDIARIES)
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

      amortized over the remaining life of the Amended Note. Pursuant to the Amended Note, future payments of principal and deferred interest are as follows:

         Years Ending                                               Future
         December 31,                                              Payments
         ------------                                              --------
             1997                                                 $  36,000
             1998                                                   130,000
             1999                                                    97,000
                                                                  ----------
                                                                  $ 263,000
                                                                  ==========

      Interest expense with regard to the Amended Note was not material for all periods presented.

9.    COMMITMENTS:

      (a)   Licensing Agreements:

            The Company (as licensee) has entered into an exclusive worldwide licensing agreement with a university whereby the Company has the exclusive right to use certain technology owned by the university. According to the terms of the agreement, as amended, the Company is required to pay royalties which commence one year after the first sale of a product developed from the licensed technology. Such royalties are based upon the greater of annual minimum royalties, as defined, or a percentage of net sales of licensed products and a portion of sublicensing income, as defined. Annual minimum royalties are not material. The licensing agreement expires on a country by country basis as the underlying patents expire in such country. In addition, the license may be terminated in the event that the Company fails to implement a plan directed at development and commercialization of products based on the licensed technology or if the Company fails to satisfy certain other contractual obligations. In the event of termination, all licensing rights under the agreement would revert to the university. The termination of the license would have a material adverse effect on the business of the Company. Although the Company intends to use its best efforts to comply with the terms of the license, there can be no assurance that the licensing agreement will not be terminated. The Company believes, based on the opinion of counsel, that the use of this licensed technology does not infringe on a patent held by a third party. Nevertheless, there can be no assurance that infringement proceedings will not be brought against the Company.

            In April 1994, the Company (as licensee) entered into another non-exclusive licensing agreement with a university whereby the Company has the non-exclusive, non-transferable right to use certain technology owned by the university. According to the terms of this agreement, the Company is required to remit royalties on a quarterly

CONTINUED

INNOVIR LABORATORIES, INC. AND SUBSIDIARIES
(FORMERLY VIMRX HOLDINGS, LTD. AND SUBSIDIARIES)
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

            basis, at various rates, as defined, beginning after the first commercial sale of a licensed product, as defined. In addition, the Company is required to pay a minimum annual advance on earned royalties ("Advance") of $10,000, which is nonrefundable, but may be credited, as defined, against future royalties due the university. Advances paid to date have not been material. Royalties shall continue to be payable, irrespective of the termination of this license agreement, until such time as all sales of licensed products shall have ceased.

            During 1996, the Company entered into a research collaboration and licensing agreement with a pharmaceutical company ("Pharmaceutical Company"). Under the terms of the agreement, the Pharmaceutical Company and the Company will jointly develop certain technology and the Pharmaceutical Company obtained certain rights to the technology or receive a defined royalty in the event the Company licenses the technology to a third party. The agreement also provides for the Pharmaceutical Company to make defined payments to the Company upon the occurrence of certain events related to the technology's development and the achievement of defined milestones. The agreement is for one year unless extended by the parties. During the year ended December 31, 1996, the Company received $40,000 from the Pharmaceutical Company in accordance with the agreement. Such amount has been included in Other Income.

      (b)   Research Agreements:

            The Company has entered into research fellowships and other agreements with universities and institutions ("Institutions"). Future payments aggregate approximately $300,000 payable at various dates through June 1998. Under certain conditions the Company or the Institutions may terminate the respective agreements with 30 or 60 days notice.

            On March 7, 1995, VHL entered into a research and development agreement with Ribonetics. The terms of the agreement provided for VHL to fund research and development for an initial one-year term with an option to extend the agreement. During 1995, approximately $1,050,000 of such funding was made. On January 26, 1996, VHL terminated the agreement.

      (c)   Lease Commitments:

            Operating Leases:

            The Company leases various office and laboratory spaces under noncancelable operating leases and subleases (the "leases") expiring at periods between May 31, 1999 and June 30, 2001. In addition, the Company leases certain laboratory space on a month-to-month basis. The leases provide for escalations of the minimum rent during the lease terms.

CONTINUED

INNOVIR LABORATORIES, INC. AND SUBSIDIARIES
(FORMERLY VIMRX HOLDINGS, LTD. AND SUBSIDIARIES)
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

            The Company also leases automobiles and office equipment under noncancelable operating leases. The leases expire at various times through June 2001.

            Future minimum rental payments under all operating leases are as follows:

                                                                     Minimum
            Years Ending                                             Annual
            December 31,                                             Rentals
            ------------                                           -----------
                1997                                               $   424,000
                1998                                                   438,000
                1999                                                   233,000
                2000                                                    80,000
                2001                                                    39,000
                                                                   -----------
                                                                   $ 1,214,000
                                                                   ===========

            Rent expense totaled approximately $170,000 and $27,000 for the year ended December 31, 1996 and for the period from January 6, 1995 (inception) to December 31, 1995, respectively.

            The Company was required by the terms of one of the leases to obtain the required approval from the lessor prior to the consummation of the Transaction discussed in Note 2 to the financial statements. Accordingly, the Company may be considered to be in violation of the terms of the amended sublease, which would also trigger certain cross default provisions contained in capital lease obligations. The present value of the long-term portion of the capital lease obligations which may be considered to be in technical default total approximately $40,000. The accompanying financial statements reflect such amount as a current liability.

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

CONTINUED

INNOVIR LABORATORIES, INC. AND SUBSIDIARIES
(FORMERLY VIMRX HOLDINGS, LTD. AND SUBSIDIARIES)
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

            At December 31, 1996, minimum rental payments under all capital leases, including payments to acquire leased equipment, are as follows:

                                                                     Minimum
            Years Ending                                             Annual
            December 31,                                             Rentals
            ------------                                           -----------
                1997                                               $   536,000
                1998                                                   357,000
                1999                                                   165,000
                2000                                                    46,000
                2001                                                    36,000
                                                                   -----------
                                                                     1,140,000
                  Less, Amount representing interest                  (205,000)
                                                                   -----------
                     Present value of net minimum
                       capital lease payments                      $   935,000
                                                                   ===========

            Leased equipment included as a component of fixed assets was approximately $1,387,000 at December 31, 1996; related accumulated depreciation was approximately $405,000 for the same period. There was no leased equipment at December 31, 1995.

10.   RETIREMENT PLANS:

      The Company adopted the provisions of two defined contribution retirement plans (the "Plans"). The terms of the Plans, among other things, allow certain eligible employees who have met certain age and service requirements to participate in the Plans. The Company has agreed to contribute defined amounts ("Contributions") to the Plans. In addition, based upon the Company's profitability, the Company may also make discretionary contributions to the Plans. Contributions to date have not been material.

11.   INCOME TAXES:

      There is no provision (benefit) for federal, state or local income taxes for all periods presented, since the Company has incurred operating losses since inception and has established a valuation allowance equal to the total deferred tax asset.

CONTINUED

INNOVIR LABORATORIES, INC. AND SUBSIDIARIES
(FORMERLY VIMRX HOLDINGS, LTD. AND SUBSIDIARIES)
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

      The tax effect of net operating loss carryforwards, temporary differences and research and experimental tax credit carryforwards as of December 31, 1996 and 1995 were as follows:

                                                        1996           1995
                                                    ------------   ------------
Deferred tax assets and valuation allowance:
Net operating loss carryforwards                    $ 13,117,000   $    125,000
Deferred liabilities                                      54,000
Deferred costs                                            93,000
Research and experimental tax credit carryforwards       570,000
Valuation allowance                                  (13,834,000)      (125,000)
                                                    ------------   ------------
                                                    $     --       $     --
                                                    ============   ============

      As of December 31, 1996, the Company has available for tax purposes the following net operating loss carryforwards:

      United States (expires various years from 2005 to 2012)      $ 25,946,000
      United Kingdom (no expiration date)                               960,000
      Germany (no expiration date)                                    1,700,000

      The Company's research and experimental tax credit carryforward expires in various years from 2005 through 2012.

      The Internal Revenue Code of 1986, as amended (the "Code"), imposes limitations under certain circumstances on the use of carryforwards upon the occurrence of an "ownership change" (as defined in Section 382 of the Code). An ownership change resulted from the Transaction described in Note
      2. Such ownership change will limit the use or continued availability of the Company's carryforwards.

12.   STOCK OPTION PLANS:

      In connection with the Transaction discussed in Note 2, the Company adopted Innovir's stock option plans effective December 23, 1996. Prior to that date, the Company did not have any stock option plan. The information below, including the pro forma operating results required by SFAS No. 123, reflects the activity within the plans as of December 31, 1996 and for the period from December 23, 1996 to December 31, 1996.

      (a)   Employee Stock Option Plan:

            Under the terms of the Company's Employee Stock Option Plan ("Option Plan"), employees, directors, advisors, and consultants ("participants") may be granted options which entitle holders to purchase shares of the Company's common stock. Under the Option Plan, three million shares of the Company's common stock have been reserved for

CONTINUED

INNOVIR LABORATORIES, INC. AND SUBSIDIARIES
(FORMERLY VIMRX HOLDINGS, LTD. AND SUBSIDIARIES)
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

            stock option awards. Such amount is subject to adjustment for stock splits, stock dividends and other capital adjustments, as defined. The options will be awarded by the Board or a committee that will determine the option price and the vesting period, which cannot exceed ten years. Awards granted to date generally vest on a pro rata basis over a two to five year period, have a term of ten years and option exercise prices (except as noted below) equal the market price of the Company's common stock on the date of grant. The Option Plan terminates during March 2003.

            The following table summarizes the activity in the Option Plan:

                                                           WEIGHTED-
                                                            AVERAGE
                                            EXERCISE       EXERCISE    NUMBER OF
                                           PRICE RANGE       PRICE      SHARES
                                           -----------     ---------   ---------
Outstanding options as of the date of
  the Transaction, December 23, 1996      $2.25 - $12.00      $4.27   1,501,625
Granted (1)                                   $1.30           $1.30   1,860,089
Canceled (1)                              $2.25 - $12.00      $4.31  (1,451,925)
                                                                     ----------
         Balance outstanding,
           December 31, 1996              $1.30 - $9.75       $1.35   1,909,789
                                                                     ==========

            (1) The Company's Board approved, upon the completion of the Transaction discussed in Note 2, the cancellation and the regranting of approximately 1.4 million options. The repriced options vest over a four year period and have an exercise price of $1.30 (the fair market value of the Company's common stock on the date of the repricing was approximately $1.15).

            As of December 31, 1996, 278,390 options were exercisable and 986,572 shares of the Company's common stock were reserved for future awards under the Option Plan.

            The following table summarizes stock option information with regards to the Option Plan as of December 31, 1996:

                                OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                 ---------------------------------------------------    -----------------------------
                               WEIGHTED-AVERAGE
RANGE OF         NUMBER        REMAINING            WEIGHTED-AVERAGE    NUMBER       WEIGHTED-AVERAGE
EXERCISE PRICE   OUTSTANDING   CONTRACTUAL LIFE     EXERCISE PRICE      EXERCISABLE  EXERCISE PRICE
--------------   -----------   ----------------     ----------------    -----------  ----------------
$1.30 - $3.50     1,903,189        9.8 years             $1.33          271,790           $1.49

$7.75 - $9.75       6,600          7.7 years             $8.51            6,600           $8.51

      (b)   Non-Employee Director Stock Option Plan:

            The Company adopted a Non-Employee Director Stock Option Plan (the "Director's Plan"). Under the Director's Plan, 270,000 shares of the Company's common stock have been reserved for stock option awards. Each new non-employee director is automatically granted an option to purchase 30,000 shares of common stock on the date on which the

CONTINUED

INNOVIR LABORATORIES, INC. AND SUBSIDIARIES
(FORMERLY VIMRX HOLDINGS, LTD. AND SUBSIDIARIES)
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

            non-employee director is initially appointed or elected as a director ("Initial Option Grant"). Additionally, each non-employee director who continuously serves on the Board for a two year period following their initial appointment or election is automatically granted, on the non-employee director's second anniversary and each anniversary thereafter, an option to purchase an additional 10,000 shares of common stock ("Anniversary Option Grant"). For each grant, the exercise price is equal to the fair market value of the Company's common stock on the date of grant and the term is five years from the date of the grant. The Initial Option Grant vests ratably at six month intervals over a three year period. The Anniversary Option Grant vests 50% on the eighteenth month following the date of grant and 50% two years following the date of grant.

            The following table summarizes the activity in the Director's Plan:

                                                           WEIGHTED-
                                                            AVERAGE
                                            EXERCISE       EXERCISE    NUMBER OF
                                           PRICE RANGE       PRICE      SHARES
                                           -----------     ---------   ---------
Outstanding options as of the date of
    the Transaction, December 23, 1996    $.97 - $7.75        $3.51     145,000
Granted                                      $1.16            $1.16     120,000
Canceled                                  $.97 - $7.75        $3.02    (130,000)
                                                                        -------
         Balance outstanding,
           December 31, 1996              $1.16 - $7.75       $1.89     135,000
                                                                        =======

            At December 31, 1996, 15,000 options were exercisable and 135,000 shares of the Company's common stock were reserved for future awards under the Director's Plan.

            The following table summarizes stock option information with regards to the Director's Plan as of December 31, 1996:

                                OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                 ---------------------------------------------------    -----------------------------
                               WEIGHTED-AVERAGE
RANGE OF         NUMBER        REMAINING            WEIGHTED-AVERAGE    NUMBER       WEIGHTED-AVERAGE
EXERCISE PRICE   OUTSTANDING   CONTRACTUAL LIFE     EXERCISE PRICE      EXERCISABLE  EXERCISE PRICE
--------------   -----------   ----------------     ----------------    -----------  ----------------
     $1.16          120,000         5.0 Years             $1.16              -                -

     $7.75          15,000          2.4 Years             $7.75            15,000           $7.75

            The following table summarizes the pro forma operating results of the Company had compensation costs for the Option Plan and the Director's Plan been determined in accordance with the fair value based method of accounting for stock-based compensation

CONTINUED

INNOVIR LABORATORIES, INC. AND SUBSIDIARIES
(FORMERLY VIMRX HOLDINGS, LTD. AND SUBSIDIARIES)
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

            as prescribed in SFAS No. 123. There were no options granted during 1995 and since option grants awarded during 1996 vest over several years and additional awards are expected to be issued in the future, the pro forma results noted below are not likely to be representative of the effects on future years of the application of the fair value based method.

                                                              FOR THE YEAR ENDED
                                                               DECEMBER 31, 1996
                                                              ------------------
            Pro forma net loss                                   $ 20,188,000
                                                                 ============
            Pro forma net loss per share                         $      (2.01)
                                                                 ============

            For the purposes of the above pro forma information, the fair value of each option granted during 1996 was estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average fair value of the options granted during 1996 was $1.29. The following weighted-average assumptions were used in comprising the fair value of option grants: expected volatility of 83%; risk-free interest rate of approximately 5.7%; expected lives of four years; and zero dividend yield.

13.   STOCKHOLDERS' EQUITY:

      The Company, after the recapitalization discussed in Note 2, is authorized to issue 15 million shares of preferred stock and 35 million shares of common stock. The Company's Board, at its sole discretion, can issue shares of preferred stock in series, with each series having rights, privileges and qualifications determined by the Board. As of December 31, 1996, the Company has outstanding two series of preferred stock whose rights are as follows:

            CLASS B CONVERTIBLE PREFERRED STOCK ("B PREFERRED STOCK"):

            Holders of B Preferred Stock have no voting rights and are entitled to receive dividends equal to those of common stockholders on a per-share basis as if the B Preferred Stock had been converted into common stock. B Preferred Stockholders also have a liquidation preference of $5.00 per share, or such greater amount as determined by the Board, in the event of a liquidation, dissolution, or winding up of the Company. The B Preferred Stock's conversion feature provides for each share of B Preferred Stock, at the option of the holder, to be converted into shares of common stock at a floating rate equal to the result of dividing $5.00 by 65% of the average of the closing bid prices of the common stock for the five days preceding conversion, as defined. The average closing bid price to be used in the calculation shall not be less than $5.00.

CONTINUED

INNOVIR LABORATORIES, INC. AND SUBSIDIARIES
(FORMERLY VIMRX HOLDINGS, LTD. AND SUBSIDIARIES)
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS, CONTINUED

            CLASS D CONVERTIBLE PREFERRED STOCK ("D PREFERRED STOCK"):

            Each share of D Preferred Stock converts into one share of the Company's common stock at the option of the holder, or automatically on June 30, 1997. D Preferred Stockholders have anti-dilution rights in the event of a stock dividend, stock split or other capital transaction, as defined. In the event that there are insufficient shares of common stock authorized, as of June 30, 1997, to allow for the conversion of all outstanding shares of D Preferred Stock into shares of common stock, the conversion ratio is increased to one and one-half shares of common stock for each share of D Preferred Stock. D Preferred Stock has a liquidation value of $1.50 per share and a liquidation preference on parity with B Preferred Stockholders. D Preferred Stockholders vote with common stockholders on an as-if-converted basis.

      The Company has outstanding an aggregate of 10,627,564 warrants, including warrants discussed in Notes 2 and 8, which were issued by Innovir. The warrants were issued in connection with debt and equity financings and in consideration for services and a license. The exercise prices of the warrants range from $.05 to $9.50 and expire at various dates from 1998 to 2006. As of December 31, 1996, the weighted average exercise price of all outstanding warrants was $3.46 and 10,627,564 warrants are exercisable. In connection with warrants issued in consideration for debt financing, services and a license, the Company records the fair value of these warrants as an increase to paid-in capital with a corresponding increase in deferred financing cost, for debt financing, or a charge to operations for services and licensing fees. In situations where warrants have been issued in advance of the rendering of services, the Company has classified such amount as a reduction to stockholders equity ("Unearned compensation").

14.   CONTINGENCIES:

      During February 1996, Innovir was named as a defendant in an action filed by an investor alleging that Innovir wrongfully refused to honor the investor's request to convert certain shares of Innovir's preferred stock into Innovir's common stock. During February 1997, the investor and Innovir settled the action at no material cost to Innovir or the Company.

      The Company is aware of patents in the United States and Europe and related pending patent applications in other countries held by an unaffiliated third party relating to certain technology which may be infringed by certain of the Company's synthetic catalytic oligonucleotide compounds, in which event a license from such third party would be required. The Company is currently evaluating its patent position.

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

     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto contained herein and the Company's Annual Report on Form 10-K for the year ended September 30, 1996.

BACKGROUND

     On December 23, 1996, Innovir Laboratories, Inc. ("Innovir"), VIMRx Pharmaceuticals Inc. ("VIMRx") and certain stockholders of Innovir ("The Aries Funds") consummated a transaction (the "Transaction") whereby VIMRx would acquire 68% of the outstanding stock of Innovir and Innovir would acquire all of the issued and outstanding shares of VIMRx Holdings, Ltd. ("VHL"), a wholly-owned subsidiary of VIMRx. Innovir's acquisition of VHL and VIMRx's partial acquisition of Innovir have been accounted for as a purchase in accordance with APB Opinion No. 16, "Business Combinations" and Emerging Issues Task Force Issue No. 90-13, "Accounting for Simultaneous Common Control Mergers" (EITF No. 90-13"). The application of APB No. 16 and EITF No. 90-13 requires that the Transaction be accounted as a reverse acquisition and accordingly, for accounting purposes, (i) VHL is deemed to be the acquirer and surviving entity,
(ii) because Innovir is deemed to be the legal acquirer, VHL's historic capital accounts have been retroactively restated ("recapitalized") to reflect Innovir's capital accounts and the equivalent number of shares received by VIMRx in the Transaction, (iii) Innovir has fair valued its assets and liabilities to the extent acquired by VIMRx (68%) and (iv) the assets and liabilities of VHL are carried at VHL's historic cost. Since VHL is deemed to be the surviving entity, the statement of operations includes the operations of VHL for the period from January 6, 1995 (inception) through December 31, 1995 and for the year ended December 31, 1996. The operations of Innovir are included only since the date of acquisition, i.e., for the period from December 23 to December 31, 1996. For accounting purposes, VHL assumed the name of Innovir Laboratories, Inc. and Subsidiaries, and, for purposes of this Transition Report, all references to the "Company" shall mean the consolidated entity consisting of Innovir, VHL and subsidiaries.

     On February 11, 1997, Innovir elected to change its fiscal year end date from September 30 to December 31 of each year, effective January 1, 1997. This change was made to conform Innovir's fiscal year end date with that of VHL. As a result of the reverse acquisition described above, combined with Innovir's change in fiscal year end date, this Transition Report covers the year ended December 31, 1996, including the transition period from October 1, 1996 through December 31, 1996, and the comparative period for the preceding year.

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

Year ended December 31, 1996 vs. the period January 6, 1995 (inception) through December 31, 1995

     Other income consists of government grants and miscellaneous revenue received from collaborators.

     Research and development expenses increased $512,000 or 36% resulting from an increase in operations in Europe and the inclusion of approximately $300,000 in costs related to Innovir.

     General and administrative costs decreased $62,000 or 11% reflecting a decrease in legal fees, due primarily to costs related to finalizing a research and development agreement, offset by increases in administrative cost related to the operations in Europe.

     Purchased in process research and development consists of $3.5 million related to the acquisition by VHL of Ribonetics GmbH ("Ribonetics") in May 1996 and $13.8 million related to the transaction between Innovir and VIMRx described above and in the financial statements. These charges to the statement of operation reflect the value placed on the ongoing research and development of the Company's product candidates and technologies.

Period from January 6, 1995 (inception) through December 31, 1995

     Research and development expenses include costs of a research and development agreement entered into in March 1995 with Ribonetics which required payments of approximately $110,000 per month to continue research on RILON Oligozyme technology acquired from Ribonetics. In 1995 the Company established a subsidiary, VPI (UK) Ltd., located in Cambridge, U.K., as a research and development laboratory for the Company's RILON Oligozyme technology.

     The general and administrative expense consists of legal fees related to finalizing the research and development agreement and other matters and costs related to VPI (UK) Ltd.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1996, the Company had cash and cash equivalents of $6,412,000 as compared to $68,000 at December 31, 1995. The Company had working capital of $4,788,000 at December 31, 1996 as compared to negative working capital of $222,000 at December 31, 1995. The increase in cash and working capital positions resulted from $4,000,000 of funds transferred to VHL from VIMRx prior to the consummation of the Transaction and $3,000,0000 received upon the exercise of certain options and warrants in connection with the Transaction.

     Planned operations for 1997 currently contemplate expenditures for capital assets of approximately $536,000, mainly consisting of laboratory equipment and leasehold improvements.

     The Company may be considered to be in violation of the terms of its sublease by not obtaining the required approval from the owner of the property prior to the consummation of the transactions with VIMRx in December 1996. See the notes to the Company's financial statements. In addition, the owner of the property has alleged, and the Company's sublandlord disputes, that the sublandlord may also be in breach of its lease with the owner of the property. If the sublandlord is evicted, the Company would lose its right to occupy its current space. While the Company believes that these matters may be resolved without a materially adverse effect on the Company's business or financial position, no assurances can be given as to the ultimate outcomes.

     In addition, VIMRx has agreed to exercise two million warrants upon the request of the Company specifying that the Company has insufficient funds to continue operations beyond 30 days from the date of such request, which will yield the Company aggregate proceeds of $3 million. In addition, The Aries Funds have agreed to exercise their remaining two million warrants upon VIMRx's exercise of its warrants, which will yield the Company aggregate proceeds of $1 million.

     The Company expects to incur substantial expenditures in the foreseeable future for the research and development and commercialization of its proposed products and the upgrading of its laboratory facilities. As of December 31, 1996, the Company had cash and cash equivalents of approximately $6.4 million. Based on current projections, which are subject to change (such change may be significant), the Company's management believes that this, along with the proceeds from the exercise of the warrants held by VIMRx and the remaining warrants held by The Aries Funds, will be sufficient to fund its operations into the second quarter of the year ended December 31, 1998. Thereafter, the Company will require additional funds, which it may seek to raise through public or private equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. There can be no assurance that such additional financing can be obtained on terms reasonable to the Company, if at all. In the event the Company is unable to raise additional capital, planned operations would need to be scaled back or discontinued during 1998.

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings

     The Company had been named as a defendant in an action captioned Mifal Klita v. Innovir Laboratories, Inc., Swartz Investments, LLC f/k/a Swartz Investments, Inc., and Registrar and Transfer Company, filed on February 28, 1996 in the Supreme Court of the State of New York in the County of New York, alleging that the Company wrongfully refused to honor the plaintiff's notice of conversion requesting conversion of shares of the Company's Class C Convertible Preferred Stock held by the plaintiff into shares of the Company's Common Stock. In February 1997, the parties settled this action. Pursuant to the terms of the settlement, of the 54,000 shares of Common Stock previously held in escrow pending final resolution of the action, 35,000 shares were delivered to the plaintiff; the remaining 19,000 shares were returned to the Company. In addition, the parties entered into a stipulation of discontinuance with prejudice and exchanged general releases.

Item 6.    Exhibits and Reports on Form 8-K

   (a)  Exhibits:

   3.3 Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and Other Special Rights and the Qualifications, Limitations, Restrictions and Other Distinguishing Characteristics of Class D Convertible Preferred Stock of the Company, as filed on December 12, 1996. (1)

   10.1 Agreement, dated as of November 21, 1996, among VIMRx Pharmaceuticals Inc. and the Company. (2)

   10.2 Agreement and Waiver, dated December 23, 1996, by and among VIMRx, the Company and The Aries Funds. (2)

   10.3 Services Agreement, dated December 23, 1996, by and between VIMRx and the Company. (2)

   11     Statement of Computation of Per Share Data.

   20.1   Press release, dated January 2, 1997. (2)

   27     Financial Data Schedule.

      (1) Incorporated by reference to the Company's Annual Report on Form 10- K for the year ended September 30, 1996.

      (2) Incorporated by reference to the Company's Current Report on Form 8- K, dated December 23, 1996.

   (b)  Reports on Form 8-K:

        None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 28, 1997                    INNOVIR LABORATORIES, INC.

                                  By: /s/ ALLAN R. GOLDBERG
                                     ----------------------------------
                                  Name:  Allan R. Goldberg
                                  Title: Chairman and Chief Executive Officer
                                  (Principal executive officer)

                                  By: /s/ FRANCIS M. O'CONNELL
                                     ----------------------------------
                                  Name:  Francis M. O'Connell
                                  Title:  Chief Financial Officer
                                  (Principal financial and accounting officer)