Form 10-Q
period 1997-03-31
INNOVIR LABORATORIES INC
filed 1997-05-16
CIK 901099

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q

  [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                     OR

  [ ]         Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

            For the transition period from __________ to __________


                         Commission File Number 0-21972



                           INNOVIR LABORATORIES, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)



          DELAWARE                                             13-3536290
-------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)



                 510 EAST 73RD STREET, NEW YORK, NEW YORK 10021
                 ----------------------------------------------
                    (Address of principal executive offices)



                                 (212) 249-4703
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



                         FORMER ADDRESS: NOT APPLICABLE
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [ X ]   No [   ]

The number of shares of the registrant's common stock outstanding as of May 9, 1997 was 18,050,786.

================================================================================

                                      INDEX

INNOVIR LABORATORIES, INC.

                                                                          PAGE
                                                                          ----
PART I.   FINANCIAL INFORMATION

      Item 1. Financial Statements:

              Condensed Consolidated Balance Sheets at
                    December 31, 1996 and March 31, 1997.................   2

              Condensed Consolidated Statements of Operations
                    for the three months ended March 31, 1997
                    and 1996 and for the period from January
                    6, 1995 (inception) to March 31, 1997................   3

              Condensed Consolidated Statement of Changes in
                    Stockholders' Equity for the three
                    months ended March 31, 1997 .........................   4

              Condensed Consolidated Statements of Cash Flows
                    for the three months ended March 31, 1997
                    and 1996 and for the period from January
                    6, 1995 (inception) to March 31, 1997................   5

              Notes to Financial Statements..............................   6


      Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations............   7


PART II.   OTHER INFORMATION

      Item 6. Exhibits and Reports on Form 8-K...........................  10




PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

INNOVIR LABORATORIES, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

Condensed Consolidated Balance Sheets  (unaudited)

March 31, 1997 and December 31, 1996

                                                                                                     1997                1996
                                                                                                  -----------         -----------
                 ASSETS:
Current assets:
  Cash and cash equivalents ...................................................................   $ 4,300,000         $ 6,412,000
  Prepaid expenses and other current assets ...................................................       186,000             203,000
                                                                                                  -----------         -----------
        Total current assets ..................................................................     4,486,000           6,615,000

Fixed assets less accumulated depreciation and amortization ...................................     2,804,000           2,439,000
Amount due from VIMRx Pharmaceuticals Inc.                                                                                535,000
Goodwill ......................................................................................     1,133,000           1,236,000
Other assets ..................................................................................       242,000             249,000
                                                                                                  -----------          -----------
        Total assets ..........................................................................     8,665,000          11,074,000
                                                                                                  ===========          ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
   Accounts payable and accrued expenses ......................................................   $ 1,153,000         $ 1,319,000
   Capital lease - current portion ............................................................       472,000             472,000
   Term note payable - warrantholder; current portion includes
     accrued interest of $5,000 ...............................................................        36,000              36,000
   Other current liabilities ..................................................................       108,000
                                                                                                  -----------         -----------
        Total current liabilities .............................................................     1,769,000           1,827,000

Amount due to VIMRx Pharmaceuticals Inc. ......................................................       135,000
Term note payable - warrantholder; includes accrued interest of $39,000 .......................       227,000             227,000
Capital leases ................................................................................       379,000             463,000
                                                                                                  -----------         -----------
        Total Liabilities .....................................................................     2,510,000           2,517,000
                                                                                                  -----------         -----------

Commitments and contingencies

Stockholders' Equity:
  Preferred stock, par value $.06; 15,000,000 shares authorized:
    Class B Convertible Preferred Stock; 2,500,000 shares designated;
      295,000 shares issued and outstanding at March 31, 1997,
      297,000 shares issued and outstanding at December 31, 1996
      (liquidation value, $1,475,000 at March 31, 1997 and $1,485,000
       at December 31, 1996) ..................................................................        18,000              18,000
    Class D Convertible Preferred Stock; 8,667,000 shares designated, issued and outstanding at March 31, 1997 and December 31, 1996,
      (liquidation value, $13,000,000) ........................................................       520,000             520,000
  Common stock, par value $.013: 35,000,000 shares authorized;
    18,050,000 shares issued and outstanding at March 31,1997,
    17,946,000 shares issued and outstanding at December 31, 1996 .............................       235,000             233,000
  Additional paid-in capital ..................................................................    29,675,000          29,667,000
  Cumulative translation adjustment ...........................................................       (16,000)             (8,000)
  Unearned compensation .......................................................................       (88,000)           (181,000)
  Deficit accumulated during the development stage ............................................   (24,189,000)        (21,692,000)
                                                                                                  -----------         -----------
        Total stockholders' equity ............................................................     6,155,000           8,557,000
                                                                                                  -----------         -----------
        Total liabilities and stockholders' equity ............................................   $ 8,665,000         $11,074,000
                                                                                                  ===========         ===========


          The accompanying notes are an integral part of the condensed consolidated financial statements.




INNOVIR LABORATORIES,INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

Condensed Consolidated Statements of Operations  (unaudited)

                                                                                                  Period
                                                             Three months ended               January 6, 1995
                                                                  March 31,                     (inception)
                                                    --------------------------------              through
                                                        1997                 1996             March 31, 1997
                                                    -----------            ---------          --------------
Revenue:
  Interest income ...............................   $    73,000                                $     86,000
  Other                                                                                             151,000
                                                    -----------                                ------------
        Total revenue ...........................        73,000                                     237,000
                                                    -----------                                ------------
Expenses:
  Research and development ......................   $ 1,664,000            $ 228,000           $  5,044,000
  General and administrative ....................       766,000               96,000              1,840,000
  Interest ......................................        37,000                                      65,000
  Purchased in process research
    and development                                                          225,000             17,374,000
  Amortization of Goodwill ......................       103,000                                     103,000
                                                    -----------            ---------           ------------
        Total expenses ..........................     2,570,000              549,000             24,426,000
                                                    -----------            ---------           ------------
        Net Loss ................................   $(2,497,000)           $(549,000)          $(24,189,000)
                                                    ===========            =========           ============
Loss-per-share data:
  Weighted average number of
    common shares outstanding ...................    18,042,470            9,500,000
                                                    ===========            =========
      Net loss per share ........................        $(0.14)              $(0.06)
                                                    ===========            =========





          The accompanying notes are an integral part of the condensed consolidated financial statements.

INNOVIR LABORATORIES, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

Condensed Consolidated Statement of Changes in Stockholders' Equity (unaudited) For the Three Months Ended March 31, 1997




                                                        Class B Convertible      Class D Convertible
                                                          Preferred Stock          Preferred Stock              Common Stock
                                                        -------------------      -------------------       ---------------------
                                                        Shares       Amount      Shares       Amount       Shares         Amount
                                                        ------       ------      ------       ------       ------         ------
     Balance at December 31, 1996 ....................  297,000     $18,000     8,667,000    $520,000    17,946,000      $233,000

Exercise of options and warrants .....................                                                      120,000         2,000
Costs incurred in connection with issuance
 of equity securities ................................
Conversion of Class B Convertible Preferred Stock ....   (2,000)                                              3,000
Adjustment for shares held in escrow in connection
   with stockholder's litigation......................                                                      (19,000)
Compensation expense incurred in connection with
  the issuance of stock options
Amortization of unearned compensation ................
Cumulative translation adjustment ....................
Net Loss for the three months ended March 31,1997 ...

     Balance at March 31, 1997 ......................   295,000     $18,000     8,667,000    $520,000    18,050,000      $235,000
                                                        =======     =======     =========    ========    ==========      ========


                                                                                                      Deficit
                                                                                                    Accumulated
                                                        Additional     Cumulative                   During The
                                                         Paid-in      Translation    Unearned      Development
                                                         Capital      Adjustment    Compensation       State            Total
                                                       -----------    ----------    ------------   -------------     -----------
    Balance at December 31, 1996 ....................  $29,667,000     $(8,000)      $(181,000)     $(21,692,000)    $ 8,557,000

Exercise of options and warrants ....................       12,000                                                        14,000
Costs incurred in connection with issuance
  of equity securities ..............................      (24,000)                                                      (24,000)
Conversion of Class B Convertible Preferred Stock ...
Adjustment for shares held in escrow in connection
  with stockholder's litigation......................
Compensation expense incurred in connection with
  the issuance of stock options .....................       20,000                                                        20,000
Amortization of unearned compensation ...............                                   93,000                            93,000
  Cumulative translation adjustment .................                   (8,000)                                           (8,000)
Net Loss for the three months ended March 31,1997 ...                                                 (2,497,000)     (2,497,000)

     Balance at March 31, 1997 ......................   $29,675,000   ($16,000)       ($88,000)     ($24,189,000)    $ 6,155,000
                                                        ===========   ========        ========       ===========     ===========


          The accompanying notes are an integral part of the condensed consolidated financial statements.


INNOVIR LABORATORIES, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows (unaudited)

                                                                                            Period
                                                               Three months ended       January 6, 1995
                                                                     March 31,            (inception)
                                                          --------------------------        through
                                                               1997           1996       March 31, 1997
                                                          -----------      ---------    ---------------
Cash flows from operating activities:
  Net (loss) ..........................................   $(2,497,000)     $(549,000)   $(24,189,000)
  Adjustments to reconcile net (loss) to net
  cash (used in) operating activities:
      Depreciation ....................................       184,000          3,000         334,000
       Amortization of goodwill .......................       103,000                        103,000
       Amortization of unearned compensation ..........        93,000                         93,000
       Purchased in process research and
           development ................................                                   17,374,000
       Provision for losses on notes receivable .......                                       85,000
       Non-cash compensation expense ..................        20,000                        227,000
       Changes in operating assets and liabilities:
       Decrease (increase) in other current assets ....        17,000         (2,000)        (23,000)
       Decrease in other assets .......................         7,000                          7,000
       Decrease (increase)  in accounts payable and
           and accrued expenses .......................      (166,000)       (24,000)        417,000
       Increase in other current liabilities ..........       108,000                        108,000
                                                          -----------      ---------    ------------
           Net cash (used in) operating activities ....    (2,131,000)      (572,000)     (5,464,000)
                                                          -----------      ---------    ------------
Cash flows from investing activities:
       Purchase of equipment ..........................      (549,000)        (1,000)     (1,203,000)
       Cash acquired in acquisitions ..................                                    3,532,000
                                                          -----------      ---------    ------------
              Net cash (used in) provided by investing
                activities ............................      (549,000)        (1,000)      2,329,000
                                                          -----------      ---------    ------------
Cash flows from financing activities:
      Proceeds from sales of common stock .............        14,000                         26,000
      Advances and contributed capital from VIMRx
           Pharmaceuticals, Inc. ......................       670,000        490,000       7,536,000
      Costs incurred  in connection with issuance of
           equity securities ..........................       (24,000)                       (24,000)
      Proceeds received from Ribonetics  GmbH..........                      125,000
      Repayment of capital leases .....................       (84,000)                       (84,000)
                                                          -----------      ---------    ------------
              Net cash provided by financing activities       576,000        615,000       7,454,000
                                                          -----------      ---------    ------------
Effect of exchange rate changes on cash ...............        (8,000)                       (19,000)
                                                          -----------      ---------    ------------
              Net (decrease) increase in cash and cash
                equivalents ...........................   $(2,112,000)        42,000    $  4,300,000

Cash and cash equivalents at beginning of period ......     6,412,000         68,000
                                                          -----------      ---------    ------------

            Cash and cash equivalents at end of period    $ 4,300,000      $ 110,000    $  4,300,000
                                                          ===========      =========    ============

Supplemental disclosure of cash flow information:
            Cash paid for interest ....................   $    37,000                   $     37,000
                                                          ===========      =========    ============


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                   INNOVIR LABORATORIES, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed interim consolidated financial statements of Innovir Laboratories, Inc. and Subsidiaries (the "Company") reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of the Company's management, necessary for a fair presentation of the Company's results of operations for the respective periods presented. Operating results for any interim period are not necessarily indicative of results for a full year. These notes do not include all the information required by generally accepted accounting principles. The condensed interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996 and for the transition report for the transition period from October 1, 1996 to December 31, 1996, filed on Form 10-Q.

2.    Statements of Cash Flows - Supplemental schedule of noncash activities:
      During the three months ended March 31, 1997, the Company converted 2,000 shares of Class B Convertible Preferred Stock into 3,000 shares of Common Stock.

3.    Contingency:
      The Company may be considered to be in violation of the terms of its office and laboratories sublease by not obtaining the required approval from the owner of the property prior to the consummation of the transactions with VIMRx Pharmaceuticals, Inc. ("VIMRx") whereby VIMRx acquired 68% of Innovir Laboratories, Inc. ("Innovir"), and Innovir acquired all of the issued and outstanding shares of VIMRx Holding, Ltd. ("VHL"), a wholly owned subsidiary of VIMRx, in December l996. In addition, the owner of the property has alleged and the Company's sublandlord disputes, that the sublandlord may also be in breach of its lease with the owner of the property. If the sublandlord is evicted, the Company would lose its right to occupy its current space. While the Company believes these matters may be resolved without a materially adverse effect on the Company's business or financial position, no assurance can be given as to the ultimate outcome.

4. During February 1996, Innovir was named as defendant in an action filed by an investor alleging that Innovir wrongfully refused to honor the investor's request to convert certain shares of Innovir's preferred stock into Innovir's common stock. During February 1997, the investor and Innovir settled the action at no material cost to Innovir or the Company. In connection with the settlement, 19,000 shares of common stock which had been held in escrow pending the resolution of the action were returned to the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This report contains forward-looking statements which involve risks and uncertainties. Such statements are subject to certain factors which may cause the Company's plans to differ. Factors that may cause such differences include, but are not limited to, the progress of the Company's research and development programs, the Company's ability to obtain additional funds, the Company's ability to compete successfully, the Company's ability to attract and retain qualified personnel, the Company's ability to successfully enter into collaborations with third parties, the Company's ability to enter into and progress in clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents and any necessary licenses, the ability of the Company to establish development and commercialization relationships, the cost of manufacturing, and those other risks discussed under the heading Risk Factors included in the Company's Form S-3 Registration Statement (Reg. No. 333-12865).

     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto contained herein and the Company's Annual Report on Form 10-K for the year ended September 30, 1996 and the transition report for the transition period from October 1, 1996 to December 31, 1996, filed on Form 10-Q.

BACKGROUND

     On December 23, 1996, Innovir Laboratories, Inc. ("Innovir"), VIMRx Pharmaceuticals Inc. ("VIMRx") and certain stockholders of Innovir ("The Aries Funds") consummated a transaction (the "Transaction") whereby VIMRx acquired 68% of the outstanding stock of Innovir and Innovir acquired all of the issued and outstanding shares of VIMRx Holdings, Ltd. ("VHL"), a wholly-owned subsidiary of VIMRx. Innovir's acquisition of VHL and VIMRx's partial acquisition of Innovir have been accounted for as a purchase in accordance with APB Opinion No. 16, Business Combinations and Emerging Issues Task Force Issue No. 90-13, Accounting for Simultaneous Common Control Mergers (EITF No. 90-13"). The application of APB No. 16 and EITF No. 90-13 requires that the Transaction be accounted for as a reverse acquisition and accordingly, for accounting purposes, (i) VHL is deemed to be the acquirer and surviving entity, (ii) because Innovir is deemed to be the legal acquirer, VHL's historic capital accounts have been retroactively restated (recapitalized) to reflect Innovir's capital accounts and the equivalent number of shares received by VIMRx in the Transaction, (iii) Innovir has fair valued its assets and liabilities to the extent acquired by VIMRx (68%) and (iv) the assets and liabilities of VHL are carried at VHL's historic cost. Since VHL is deemed to be the surviving entity, the statement of operations includes the operations of VHL for the period from January 6, 1995 (inception) through March 31, 1997. The operations of Innovir are included only since the date of acquisition, i.e., for the period from December 23, 1996 to March 31, 1997. For accounting purposes, VHL assumed the name of Innovir Laboratories, Inc. and Subsidiaries, and, for purposes of this Quarterly Report, all references to the "Company" shall mean the consolidated entity consisting of Innovir, VHL and subsidiaries.

     On February 11, 1997, Innovir elected to change its fiscal year end date from September 30 to December 31 of each year, effective January 1, 1997. This change was made to conform Innovir's fiscal year end date with that of VHL. This Quarterly Report on Form 10-Q covers the first quarter of the new fiscal year, that is January 1 to March 31, 1997.

RESULTS OF OPERATIONS

     Since its inception, substantially all of the Company's resources have been applied to research and development, patent and licensing matters and other general and administrative matters. The Company has no commercially viable products and does not anticipate having any for several years. The Company has had no operating revenues to date and has sustained net losses since its inception. In the future, the Company intends to increase its research and development activities and, accordingly, its rate of operating losses and expenditures. The Company expects losses, which may increase, to continue for the foreseeable future.

Three month period ended March 31, 1997 vs. March  31, 1996
-----------------------------------------------------------

     Research and development expenses increased $1,436,000 or 630% due to the acquisition of Innovir's operations in December 1996 ($1,046,000) and increased efforts in VHL ($390,000).

     General and administrative expenses increased $670,000 or 698% due to the acquisition of Innovir ($725,000) and a decrease in VHL expenses related to the European operations ($55,000).

     Purchased in process research and development in the three months ended March 31, 1996 relate to the write off of loans to Ribonetics GmbH.

     Amortization of goodwill relates to the asset recorded in the transaction with VIMRx described under "Background" above.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1997, the Company had cash and cash equivalents of $4,300,000 as compared to $6,412,000 at December 31, 1996. The Company had working capital of $2,717,000 at March 31, 1997, as compared to working capital of $4,788,000 at December 31, 1996. The decrease in cash and working capital positions resulted from cash expended for operations and capital assets.

     The Company may be considered to be in violation of the terms of its sublease by not obtaining the required approval from the owner of the property prior to the consummation of the transactions with VIMRx in December 1996. See the notes to the Company's financial statements. In addition, the owner of the property has alleged, and the Company's sublandlord disputes, that the sublandlord may also be in breach of its lease with the owner of the property. If the sublandlord is evicted, the Company would lose its right to occupy its current space. While the Company believes that these matters may be resolved without a materially adverse effect on the Company's business or financial position, no assurances can be given as to the ultimate outcome.

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

     The Company expects to incur substantial expenditures in the foreseeable future for the research and development and commercialization of its proposed products and the upgrading of its laboratory facilities. As of March 31, 1997, the Company had cash and cash equivalents of approximately $4.3 million. Based on current projections, which are subject to change (such change may be significant), the Company's management believes that this, along with the proceeds from the exercise of the warrants held by VIMRx and the remaining warrants held by The Aries Funds, will be sufficient to fund its operations into the second quarter of the year ended December 31, 1998. Thereafter, the Company will require additional funds, which it may seek to raise through public or private equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. There can be no assurance that such additional financing can be obtained on terms reasonable to the Company, if at all. In the event the Company is unable to raise additional capital, planned operations would need to be scaled back or discontinued during 1998.

PART II.    OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a)   Exhibits:

              10.1 Amended and Restated Employment Agreement, made as of December 1, 1996, between the Company and Allan R. Goldberg.

              10.2 Form of Research Agreement, effective as of March 18, 1997, between the Company and Albert Einstein College of Medicine of Yeshiva University.

              11    Statement of Computation of Per Share Data.

              27    Financial Data Schedule.

        (b)   Reports on Form 8-K:

              During the quarter for which this report is filed, the Company filed the following reports on Form 8-K:

              (i) Current Report on Form 8-K, dated December 23, 1996 as filed on January 7, 1997, regarding the Transaction with VIMRx and The Aries Funds, including the acquisition of VHL (Items 1 & 2); no financial statements were filed in connection with such report. See "Item 2 - Background."

              (ii) Current Report on Form 8-K, dated February 11, 1997 as filed on February 14, 1997, regarding the settlement of a litigation (Item 4) and the change in the Company's fiscal year to the 12-month period ended December 31 (Item 8); no financial statements were filed in connection with such report.

              (iii) Amendment No. 1 to Current Report on Form 8-K/A, dated
                    December 23, 1996 as filed on March 10, 1997, providing certain audited financial statements and unaudited pro forma financial information relating to the acquisition of VHL (Item 7).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


May 15, 1997
                           INNOVIR LABORATORIES, INC.



                              By: /s/ ALLAN R. GOLDBERG
                                      ----------------------------------------
                                      Name:  Allan R. Goldberg
                                      Title: Chairman and Chief Executive
                                             Officer (Principal executive
                                             officer)


                              By: /s/ FRANCIS M. O'CONNELL
                                      ----------------------------------------
                                      Name:  Francis M. O'Connell
                                      Title: Chief Financial Officer
                                             (Principal financial and
                                             accounting officer)