Form 10-Q
period 1997-06-30
INNOVIR LABORATORIES INC
filed 1997-08-14
CIK 901099

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

         [ ]  Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

             For the transition period from __________ to __________

                         Commission File Number 0-21972

                           INNOVIR LABORATORIES, INC.
             ------------------------------------------------------
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


                         FORMER ADDRESS: NOT APPLICABLE
              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes [X]         No [ ]

The number of shares of the registrant's common stock outstanding as of August 12, 1997 was 26,750,529.

                                      INDEX

INNOVIR LABORATORIES, INC. AND SUBSIDIARIES

                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements:

                   Condensed Consolidated Balance Sheets (unaudited) at
                      June 30, 1997 and December 31, 1996  .................  3

                   Condensed Consolidated Statements of Operations
                      (unaudited) for the three and six months ended
                      June 30, 1997 and 1996 and for the period from
                      January 6, 1995 (inception) through
                      June 30, 1997 ........................................  4

                   Condensed Consolidated Statements of Changes in
                      Stockholders' Equity (Deficit) (unaudited) for
                      the six months ended June 30, 1997 ...................  5

                   Condensed Consolidated Statements of Cash Flows
                      (unaudited) for the six months ended June 30, 1997
                      and 1996 and for the period from January 6, 1995
                      (inception) through June 30, 1997 ....................  6

                   Notes to Condensed Consolidated Financial Statements ....  7

          Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations ..................  8

PART II.  OTHER INFORMATION

          Item 4.  Submission of Matters to a Vote of Security Holders ..... 11

          Item 6.  Exhibits and Reports on Form 8-K ........................ 11

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements
          --------------------

INNOVIR LABORATORIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
June 30, 1997 and December 31, 1996

                                                         1997          1996
ASSETS:                                              -----------   -----------
Current assets:
Cash and cash equivalents                            $ 1,807,000   $ 6,412,000
Prepaid expenses and other current assets                146,000       203,000
                                                     -----------   -----------
     Total current assets                              1,953,000     6,615,000

Fixed assets less accumulated depreciation and
  amortization                                         2,805,000     2,439,000
Amount due from VIMRx Pharmaceuticals Inc.                    --       535,000
Goodwill                                               1,030,000     1,236,000
Other assets                                             234,000       249,000
                                                     -----------   -----------
     Total assets                                    $ 6,022,000   $11,074,000
                                                     ===========   ===========

LIABILITIES and STOCKHOLDERS' EQUITY (DEFICIT):
Current liabilities:
Accounts payable and accrued expenses                $ 1,023,000   $ 1,319,000
Capital lease - current portion                          492,000       472,000
Term note payable - warrantholder; current
  portion includes accrued interest of $5,000             36,000        36,000
Other liabilities                                         96,000            --
                                                     -----------   -----------
      Total current liabilities                        1,647,000     1,827,000

Amount due to VIMRx Pharmaceuticals Inc.                 135,000
Term note payable --  warrantholder; includes
  accrued interest of $39,000                            227,000       227,000
Capital leases                                           333,000       463,000
                                                     -----------   -----------
      Total liabilities                                2,342,000     2,517,000
                                                     -----------   -----------

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $.06; 15,000,000 shares
 authorized:
  Class B Convertible Preferred Stock; 2,500,000
    shares designated; 295,000 shares issued and
    outstanding at June 30, 1997, 297,000 shares
    issued and outstanding at December 31, 1996
    (liquidation value, $1,475,000 and $1,485,000
    at June 30, 1997 and December 31, 1996,
    respectively)                                         18,000        18,000
  Class D Convertible Preferred Stock; 8,667,000
    shares designated, issued and outstanding at
    June 30, 1997 and December 31, 1996
    (liquidation value, $13,000,000)                     520,000       520,000
Common stock, par value $.013; 70,000,000 shares
  authorized; 18,061,000 shares issued and
  outstanding at June 30, 1997, 17,946,000 shares
  issued and outstanding at December 31, 1996            235,000       233,000
Additional paid-in capital                            29,694,000    29,667,000
Cumulative translation adjustment                        (64,000)       (8,000)
Unearned compensation                                         --      (181,000)
Deficit accumulated during the development stage     (26,723,000)  (21,692,000)
                                                     -----------   -----------
  Total stockholders' equity (deficit)                 3,680,000     8,557,000

  Total liabilities and stockholders' equity         $ 6,022,000   $11,074,000
                                                     ===========   ===========

INNOVIR LABORATORIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the Six Months Ended June 30, 1997

                                                                                                   PERIOD
                                                                                               JANUARY 6, 1995
                                                                                                 (INCEPTION)
                                    THREE MONTHS ENDED JUNE 30     SIX MONTHS ENDED JUNE 30        THROUGH
                                       1997           1996            1997            1996      JUNE 30, 1997
                                    ----------    -----------     -----------     -----------   -------------
Revenue:
Interest income                     $   58,000             --     $   131,000              --   $    144,000
Other                                                                                                151,000
                                   -----------    -----------     -----------     -----------   ------------

    Total revenue                       58,000             --         131,000              --        295,000
                                   -----------    -----------     -----------     -----------   ------------

Expenses:
Research and development           $ 1,671,000    $   382,000     $ 3,334,000     $   610,000   $  6,715,000
General and administrative             770,000        236,000       1,537,000         332,000      2,610,000
Interest                                48,000             --          85,000              --        113,000
Purchased in process research
  and development                           --      2,717,000              --       2,942,000     17,374,000
Amortization of Goodwill               103,000             --         206,000              --        206,000
                                   -----------    -----------     -----------     -----------   ------------

    Total expenses                   2,592,000      3,335,000       5,162,000       3,884,000     27,018,000
                                   -----------    -----------     -----------     -----------   ------------

    Net loss                       $(2,534,000)   $(3,335,000)    $(5,031,000)    $(3,884,000)  $(26,723,000)
                                   ===========    ===========     ===========     ===========   ============

Loss-per-share data:
Weighted average number of
  common shares outstanding         18,051,230      9,500,000      18,053,162       9,500,000
                                   ===========    ===========     ===========     ===========
Net loss per share                      $(0.14)        $(0.35)         $(0.28)         $(0.41)
                                   ===========    ===========     ===========     ===========


INNOVIR LABORATORIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)


CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
For the Six Months Ended June 30, 1997


                                     CLASS B  CONVERTIBLE       CLASS D CONVERTIBLE
                                       PREFERRED STOCK            PREFERRED STOCK             COMMON STOCK
                                     -------------------      ----------------------     -----------------------
                                     SHARES       AMOUNT        SHARES        AMOUNT       SHARES        AMOUNT
                                     -------      ------      ---------      -------     ----------      -------
Balance at December 31, 1996         297,000     $18,000      8,667,000     $520,000     17,946,000     $233,000
Exercise of options and
  warrants                                                                                  120,000        2,000
Costs incurred in connection
  with issuance of equity
  securities
Conversion of Class B
 Convertible Stock                    (2,000)                                                 3,000
Adjustment for shares held
  in escrow in connection with
  stockholder's litigation                                                                  (19,000)
Compensation expense
  incurred in connection with
  the issuance of stock
  options
Amortization of unearned
  compensation
Cumulative transaction
  adjustment
Net loss for the three months
  ended March 31, 1997
                                     -------     -------      ---------     --------     ----------    --------
Balance at March 31, 1997            295,000     $18,000      8,667,000     $520,000     18,050,000    $235,000
                                     -------     -------      ---------     --------     ----------    --------

Exercise of options and
  warrants                                                                                   11,000
Compensation expense
  incurred in connection with
  the issuance of stock
  options
Amortization of unearned
  compensation
Cumulative transaction
  adjustment
Net loss for the three months
  ended June 30, 1997
                                     -------     -------      ---------     --------     ----------    --------
Balance at June 30, 1997             295,000     $18,000      8,667,000     $520,000     18,061,000    $235,000
                                     =======     =======      =========     ========     ==========    ========


                                                                                      DEFICIT
                                                                                    ACCUMULATED
                                      ADDITIONAL     CUMULATIVE                      DURING THE
                                        PAID-IN      TRANSLATION      UNEARNED       DEVELOPMENT
                                        CAPITAL       ADJUSTMENT    COMPENSATION        STAGE             TOTAL
                                      -----------    -----------    ------------    ------------       -----------
Balance at December 31, 1996          $29,667,000    $ (8,000)       $(181,000)     $(21,692,000)      $ 8,557,000
Exercise of options and
  warrants                                 12,000                                                           14,000
Costs incurred in connection
  with issuance of equity
  securities                              (24,000)                                                         (24,000)
Conversion of Class B
 Convertible Stock
Adjustment for shares held
  in escrow in connection with
  stockholder's litigation
Compensation expense
  incurred in connection with
  the issuance of stock
  options                                  20,000                                                           20,000
Amortization of unearned
  compensation                                                          93,000                              93,000
Cumulative transaction
  adjustment                                           (8,000)                                              (8,000)
Net loss for the three months
  ended March 31, 1997                                                              $ (2,497,000)      $(2,497,000)
                                      -----------    --------        ---------      ------------       -----------
Balance at March 31, 1997             $29,675,000    $(16,000)       $ (88,000)     $(24,189,000)      $ 6,155,000
                                      -----------    --------        ---------      ------------       -----------

Exercise of options and
  warrants
Compensation expense
  incurred in connection with
  the issuance of stock
  options                                  19,000                                                           19,000
Amortization of unearned
  compensation                                                          88,000                              88,000
Cumulative transaction
  adjustment                                          (48,000)                                             (48,000)
Net loss for the three months
  ended June 30, 1997                                                                 (2,534,000)       (2,534,000)
                                      -----------    --------        ---------      ------------       -----------
Balance at June 30, 1997              $29,694,000    $(64,000)              --      $(26,723,000)      $ 3,680,000
                                      ===========    ========        =========      ============       ===========

INNOVIR LABORATORIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                                       PERIOD
                                                                                                   JANUARY 6, 1995
                                                                        SIX MONTHS ENDED             (INCEPTION)
                                                                             JUNE 30                   THROUGH
                                                                      1997             1996         JUNE 30, 1997
                                                                  ------------     ------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                                      $(5,031,000)     $(3,884,000)     $(26,723,000)

Adjustments to reconcile net (loss) to net cash (used in)
  operating activities:
  Depreciation                                                        287,000            4,000           437,000
  Amortization of goodwill                                            206,000               --           206,000
  Amortization of unearned compensation                               181,000               --           388,000
  Purchased in process research and development                            --        2,942,000        17,374,000
  Provision for losses on notes receivable                                 --               --            85,000
  Non-cash compensation                                                40,000               --            40,000

Changes in operating assets and liabilities:
  Decrease (increase) in other current assets                          57,000          (12,000)           17,000
  Decrease in other assets                                             15,000               --            15,000
  (Decrease) increase in accounts payable
    and accrued expenses                                             (296,000)         (24,000)          287,000
  (Decrease) in other current liabilities                              96,000               --            96,000
                                                                  -----------      -----------      ------------
    Net cash (used in) operating activities                        (4,445,000)        (974,000)       (7,778,000)
                                                                  -----------      -----------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                                              (587,000)         (24,000)       (1,241,000)
  Cash acquired in acquisitions                                            --          145,000         3,532,000
                                                                  -----------      -----------      ------------
    Net cash provided by (used in) investing activities              (587,000)         121,000         2,291,000
                                                                  -----------      -----------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sales of common stock                                  14,000               --            26,000
  Advances and contributed capital from
    VIMRx Pharmaceuticals Inc.                                        670,000        1,181,000         7,536,000
  Costs incurred in connection with issuance
    of equity securities                                              (24,000)              --           (24,000)
  Repayment of capital leases                                        (176,000)              --          (176,000)
                                                                  -----------      -----------      ------------
    Net cash provided by financing activities                         484,000        1,181,000         7,362,000
                                                                  -----------      -----------      ------------
  Effect of exchange rate changes on cash                             (57,000)              --           (68,000)
                                                                  -----------      -----------      ------------
    Net increase in cash and cash equivalents                       4,605,000          328,000         1,807,000

Cash and cash equivalents at beginning of period                    6,412,000           68,000                --

Cash and cash equivalents at end of period                        $ 1,807,000      $   396,000      $  1,807,000
                                                                  ===========      ===========      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                            $    85,000
                                                                  -----------


INNOVIR LABORATORIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) The condensed interim consolidated financial statements of Innovir Laboratories, Inc. and Subsidiaries (the "Company") reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of the Company's management, necessary for a fair presentation of the Company's results of operations for the respective periods presented. Operating results for any interim period are not necessarily indicative of results for a full year. These notes do not include all the information required by generally accepted accounting principles. The condensed interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996 and in the transition report for the transition period from October 1, 1996 to December 31, 1996, filed on Form 10-Q.

(2)  Statements of Cash Flows - Supplemental schedule of noncash activities:
     During the six months ended June 30, 1997, the Company converted 2,000 shares of Class B Convertible Preferred Stock into 3,000 shares of Common Stock.

(3)  Contingency:
     The Company may be considered to be in violation of the terms of its office and laboratory sublease by not obtaining the required approval from the owner of the property prior to the consummation of the transactions with VIMRx Pharmaceuticals Inc. ("VIMRx") whereby VIMRx acquired 68% of Innovir Laboratories, Inc. ("Innovir") and Innovir acquired all of the issued and outstanding shares of VIMRx Holding, Ltd. ("VHL"), a wholly owned subsidiary of VIMRx, in December 1996. In addition, the owner of the property has alleged, and the Company's sublandlord disputes, that the sublandlord may also be in breach of its lease with the owner of the property. If the sublandlord is evicted, the Company would lose its right to occupy its current space. While the Company believes these matters may be resolved without a materially adverse effect on the Company's business or financial position, no assurance can be given as to the ultimate outcome.

(4) During February 1996, Innovir was named as defendant in an action filed by an investor alleging that Innovir wrongfully refused to honor the investor's request to convert certain shares of Innovir's preferred stock into Innovir's Common Stock. During February 1997, the investor and Innovir settled the action at no material cost to Innovir or the Company. In connection with the settlement, 19,000 shares of Common Stock, which had been held in escrow pending the resolution of the action, were returned to the Company.

NEW ACCOUNTING PRONOUNCEMENTS

(5) In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share." This Statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings Per Share," and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented. The adoption of this Statement will not have any impact on the Company's EPS disclosure, as the Company's stock options and warrants are anti-dilutive and will be excluded from the denominator of earnings per share; thus, earnings per common share is equal to basic earnings per share as computed under SFAS No. 128.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
            ----------------------------------------------------------------

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

BACKGROUND

     On December 23, 1996, Innovir Laboratories, Inc. ("Innovir"), VIMRx Pharmaceuticals Inc. ("VIMRx") and certain stockholders of Innovir ("The Aries Funds") consummated a transaction (the "Transaction") whereby VIMRx acquired 68% of the outstanding stock of Innovir and Innovir acquired all of the issued and outstanding shares of VIMRx Holdings, Ltd. ("VHL"), a wholly-owned subsidiary of VIMRx. Innovir's acquisition of VHL and VIMRx's partial acquisition of Innovir have been accounted for as a purchase in accordance with APB Opinion No. 16, Business Combinations and Emerging Issues Task Force Issue No. 90-13, Accounting for Simultaneous Common Control Mergers (EITF No. 90-13"). The application of APB No. 16 and EITF No. 90-13 requires that the Transaction be accounted for as a reverse acquisition and accordingly, for accounting purposes, (i) VHL is deemed to be the acquirer and surviving entity, (ii) because Innovir is deemed to be the legal acquirer, VHL's historic capital accounts have been retroactively restated (recapitalized) to reflect Innovir's capital accounts and the equivalent number of shares received by VIMRx in the Transaction, (iii) Innovir has fair valued its assets and liabilities to the extent acquired by VIMRx (68%) and (iv) the assets and liabilities of VHL are carried at VHL's historic cost. Since VHL is deemed to be the surviving entity, the statement of operations includes the operations of VHL for the period from January 6, 1995 (inception). The operations of Innovir are included only since the date of acquisition, i.e., for the period from December 23, 1996 to June 30, 1997. For accounting purposes, VHL assumed the name of Innovir Laboratories, Inc. and Subsidiaries, and, for purposes of this Quarterly Report, all references to the "Company" shall mean the consolidated entity consisting of Innovir, VHL and subsidiaries.

     On February 11, 1997, Innovir elected to change its fiscal year end date from September 30 to December 31 of each year, effective January 1, 1997. This change was made to conform Innovir's fiscal year end date with that of VHL. This Quarterly Report on Form 10-Q covers the first half of the new fiscal year, that is January 1 to June 30, 1997.

RESULTS OF OPERATIONS

     Since its inception, substantially all of the Company's resources have been applied to research and development, patent and licensing matters and other general and administrative matters. The Company has no commercially viable therapeutic products and does not anticipate having any for several years. The Company is developing the technology to be used as a research tool to facilitate determination gene function and to validate drug targets. No significant revenues have been earned from this use. The Company has had no operating revenues to date and has sustained net losses since its inception. The Company expects losses to continue for the foreseeable future.

Three month period ended  June 30, 1997 vs. June 30, 1996
---------------------------------------------------------

     Research and development expenses increased $1,289,000 due to the acquisition of Innovir's operations in December 1996 ($1,050,000) and increased efforts in VHL ($239,000).

     General and administrative expenses increased $534,000 due to the acquisition of Innovir ($609,000) and a decrease in VHL expenses related to the European operations ($75,000).

     Purchased in process research and development in the three months ended June 30, 1996 relate to the acquisition of Ribonetics GmbH in May 1996.

     Amortization of goodwill relates to the asset recorded in the transaction with VIMRx described under "Background" above.

Six Month Period Ended June 30, 1997 vs. June 30, 1996
------------------------------------------------------

     Research and development expenses increased $2,724,000 due to the acquisition of Innovir's operations in December 1996 ($2,096,000) and increased efforts in VHL ($628,000).

     General and administrative expenses increased $1,205,000 due to the acquisition of Innovir ($1,327,000) and a decrease in VHL expenses from 1996. In May 1996, VHL had acquired Ribonetics GmbH and had incurred expenses in connection therewith.

     Amortization of goodwill relates to the asset recorded in the transaction with VIMRX described under "Background" above.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1997, the Company had cash and cash equivalents of $1,807,000 as compared to $6,412,000 at December 31, 1996. The Company had working capital of $306,000 at June 30, 1997, as compared to working capital of $4,788,000 at December 31, 1996. The decrease in cash and working capital positions resulted from cash expended for operations and capital assets.

     The Company may be considered to be in violation of the terms of its sublease for its principal office and laboratory space by not obtaining the required approval from the owner of the property prior to the consummation of the transactions with VIMRx in December 1996. See the notes to the Company's financial statements. In addition, the owner of the property has alleged, and the Company's sublandlord disputes, that the sublandlord may also be in breach of its lease with the owner of the property. If the sublandlord is evicted, the Company would lose its right to occupy its current space. While the Company believes that these matters may be resolved without a materially adverse effect on the Company's business or financial position, no assurances can be given as to the ultimate outcome.

     VIMRx has been requested to exercise one million warrants of the Company which will yield the Company aggregate proceeds of $1 million. In addition, The Aries Funds have been requested to exercise two million warrants upon VIMRx's exercise of its warrants, which will yield the Company additional aggregate proceeds of $1 million. Subject to consideration of other financing alternatives, the Company has been advised that VIMRx expects to continue to fund the operations of the Company at least through the second quarter of 1998.

     The Company expects to incur substantial expenditures in the foreseeable future for the research and development and commercialization of its proposed products. As of June 30, 1997, the Company had cash and cash equivalents of approximately $1.8 million. Based on current projections, which are subject to change (such change may be significant), the Company's management believes that this, along with the proceeds from the exercise of warrants held by VIMRx and the remaining warrants held by The Aries Funds and continued funding by VIMRx, will be sufficient to fund its operations into the second quarter of the year ended December 31, 1998. Thereafter, the Company will require additional funds, which it may seek to raise through public or private equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. There can be no assurance that such additional financing can be obtained on terms reasonable to the Company, if at all. In the event the Company is unable to raise additional capital, planned operations would need to be scaled back or discontinued during 1998.

PART II.    OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

      (a) The Annual Meeting of Stockholders of the Company was held on June 24, 1997.

      (b) The following persons, comprising the entire Board of Directors, were elected at the Annual Meeting pursuant to the following vote tabulation:

            Name                          Votes For            Votes Withheld
            ----                          ---------            --------------
            Richard L. Dunning            25,513,621               45,000
            Laurence D. Fink              25,513,621               45,000
            Allan R. Goldberg             25,513,621               45,000
            David A. Jackson              25,513,621               45,000
            Stanley Knowlton              25,513,621               45,000
            William T. McCaffrey          25,513,621               45,000
            Francis M. O'Connell          25,513,621               45,000

      (c) In addition to the election of directors: (i) a proposal to amend the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock was approved, with 25,375,856 votes in favor, 154,165 votes against and 28,600 votes abstaining; (ii) a proposal to amend the Company's Non-Employee Director Stock Option Plan was approved, with 20,109,094 votes in favor, 247,992 votes against, 36,500 votes abstaining and 5,165,035 broker non-votes; (iii) a proposal to amend the Company's 1993 Stock Option Plan was approved, with 19,666,329 votes in favor, 241,097 votes against, 40,000 votes abstaining and 5,611,195 broker non-votes; and (iv) a proposal to ratify the selection of the Company's independent accountants was approved, with 25,503,350 votes in favor, 24,400 votes against and 30,871 votes abstaining.

Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

      (a)   Exhibits:
            ---------

            11    Statement of Computation of Per Share Data.

            27    Financial Data Schedule.

      (b)   Reports on Form 8-K:
            --------------------

            No reports on Form 8-K were filed during the quarter for which this report is filed.

                All other Items of this report are inapplicable.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



August 14, 1997               INNOVIR LABORATORIES, INC.



                              By:  /s/ ALLAN R. GOLDBERG
                                   -------------------------------------------
                                   Name:  Allan R. Goldberg
                                   Title: Chairman and Chief Executive Officer
                                          (Principal executive officer)

                              By:  /s/ FRANCIS M. O'CONNELL
                                   -------------------------------------------
                                   Name:  Francis M. O'Connell
                                   Title: Chief Financial Officer
                                          (Principal financial and accounting
                                          officer)