Form 10-Q
period 1997-09-30
INNOVIR LABORATORIES INC
filed 1997-11-14
CIK 901099

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                           --------------------------

                                    FORM 10-Q

    X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR
---------      15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1997

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR
---------      15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from           to
                                            ---------    ----------

                           Commission File No. 0-21972

                            ------------------------

                           INNOVIR LABORATORIES, INC.
             (Exact name of Registrant as specified in its Charter)

                            ------------------------

               Delaware                       13-3536290
     (State or other jurisdiction of          (IRS Employer
     Incorporation or organization)           Identification No.)


                 510 East 73rd Street, New York, New York 10021
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (212) 249-4703

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X  No
                                    ---    ---


        The number of shares of Registrant's common stock outstanding on November 10, 1997 was 29,750,529.

                            ------------------------

                   INNOVIR LABORATORIES, INC. and SUBSIDIARIES

                                      INDEX
                                      -----


                                                                                                        Page
Part I.  Financial Information

         Item 1. Financial Statements:

                 Condensed Consolidated Balance Sheets (unaudited) at September 30,
                       1997 and December 31, 1996 ...............................                         3

                 Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 1997 and 1996 and for the period from January 6, 1995 (inception) through September 30,
                       1997......................................................                        4

                 Condensed Consolidated Statements of Changes in Stockholders' Equity
                       (Deficit) (unaudited) for the nine months ended September 30,
                       1997......................................................                        5

                 Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 1997 and 1996 and for the
                       period from January 6, 1995 (inception) through September 30,
                       1997......................................................                        6

                 Notes to Condensed Consolidated Financial Statements............                        7

         Item 2. Management's Discussion and Analysis of Financial Condition and Results
                       of Operations.............................................                        9

Part II. Other Information

         Item 6. Exhibits and Reports on Form 8-K................................                       12

SIGNATURES.      ................................................................                       13

Part I.  Financial Information

Item 1.  Financial Statements
         --------------------

                 INNOVIR LABORATORIES, INC. and SUBSIDIARIES
                       (A Development Stage Enterprise)
               Condensed Consolidated Balance Sheets (unaudited)

                                                                               September 30,              December 31,
                                                                                     1997                      1996
                                                                              -----------------         ------------------
                                 ASSETS:
Current assets:
Cash and cash equivalents                                                   $        1,775,000        $         6,412,000
Prepaid expenses and other current assets                                               62,000                    203,000
                                                                              -----------------         ------------------
       Total current assets                                                          1,837,000                  6,615,000

Fixed assets less accumulated depreciation and amortization                          2,641,000                  2,439,000
Amount due from VIMRX Pharmaceuticals Inc.                                                   -                    535,000
Goodwill, net                                                                          927,000                  1,236,000
Other assets                                                                           244,000                    249,000
                                                                              =================         ==================
       Total assets                                                         $        5,649,000        $        11,074,000
                                                                              =================         ==================

                              LIABILITIES:
Current liabilities:
Accounts payable and accrued expenses                                       $          960,000        $         1,319,000
Capital lease - current portion                                                        492,000                    472,000
Term note payable - warrantholder; current portion includes accrued                     36,000                     36,000
   interest of $5,000
Other liabilities                                                                       91,000                          -
                                                                              -----------------         ------------------
       Total current liabilities                                                     1,579,000                  1,827,000

Amount due to VIMRX Pharmaceuticals Inc.                                               135,000                          -
Term note payable - warrantholder; includes accrued interest of $39,000                227,000                    227,000
Capital leases                                                                         234,000                    463,000
                                                                              -----------------         ------------------
       Total liabilities                                                             2,175,000                  2,517,000
                                                                              -----------------         ------------------



                         STOCKHOLDERS' EQUITY:
Preferred stock, par value $.06; 15,000,000 shares authorized
   Class B Convertible Preferred Stock; 2,500,000 shares designated;                    17,000                     18,000
     280,000 shares issued and outstanding at September 30, 1997,
     297,000 shares issued and outstanding at December 31, 1996
   Class D Convertible Preferred Stock; 8,667,000 shares designated,                        --                    520,000
     issued and outstanding at December 31, 1996
Common stock, par value $.013; 70,000,000 shares authorized 29,751,000 shares issued and outstanding at September 30, 1997, 17,946,000
   shares issued and outstanding at December 31, 1996                                  387,000                    233,000
Additional paid-in capital                                                          32,083,000                 29,667,000
Cumulative translation adjustment                                                     (43,000)                    (8,000)
Unearned compensation                                                                        -                  (181,000)
Deficit accumulated during the development stage                                  (28,970,000)               (21,692,000)
                                                                              -----------------         ------------------
   Total stockholders' equity                                                        3,474,000                  8,557,000
                                                                              =================         ==================
   Total liabilities and stockholders' equity                               $        5,649,000        $        11,074,000
                                                                              =================         ==================

INNOVIR LABORATORIES, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

Condensed Consolidated Statements of Operations (unaudited)
For the Nine Months Ended September 30, 1997

                                                                                                                       Period
                                        Three months ended September 30         Nine months ended September 30     January 6, 1995
                                    ------------------------------------     ---------------------------------       (inception)
                                                                                                                       through
                                            1997             1996                1997              1996          September 30, 1997
                                       -------------    -------------        -------------     -------------     -------------------

Operating expenses:
Research and development             $    1,377,000   $      431,000       $    4,711,000    $    1,041,000   $     8,092,000
Purchased in process research and
      development                                --          163,000                   --         3,105,000        17,374,000
General and administrative                  752,000           20,000            2,289,000           312,000         3,362,000
Amortization of Goodwill                    103,000               --              309,000                --           309,000
                                       -------------    -------------        -------------     -------------   ---------------
                                          2,232,000          614,000            7,309,000         4,458,000        29,137,000
                                       -------------    -------------        -------------     -------------   ---------------

Other (income) expenses:
Interest income                             (22,000)              --             (153,000)          (41,000)         (166,000)
Interest expense                                                  --                                     --
                                             37,000                               122,000                             150,000
Other-net                                        --               --                   --                --          (151,000)
                                       -------------    -------------        -------------     -------------   ---------------
                                             15,000               --              (31,000)          (41,000)         (167,000)
                                       -------------    -------------        -------------     -------------   ---------------

         Net (loss)                  $   (2,247,000)  $     (614,000)      $   (7,278,000)    $  (4,417,000)   $  (28,970,000)
                                       =============    =============        =============     =============   ===============

Loss-per-share data:

Net loss per share                   $        (0.08)  $        (0.06)      $        (0.34)    $       (0.46)
                                       -------------    -------------        -------------     -------------

Weighted average number of common
      shares outstanding                 28,055,938        9,500,000           21,374,889         9,500,000
                                       =============    =============        =============     =============

INNOVIR LABORATORIES, INC. and SUBSIDIARIES
(A Development Stage Enterprise)


Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit) (unaudited) For the Nine Months Ended September 30, 1997


                                         Class B Convertible      Class D Convertible
                                           Preferred Stock          Preferred Stock            Common Stock
                                      ---------------------------------------------------------------------------
                                         Shares       Amount      Shares       Amount       Shares       Amount
                                      -----------  ----------- -----------  -----------  -----------  -----------
Balance at December 31, 1996              297,000      $18,000   8,667,000     $520,000   17,946,000     $233,000
Exercise of options and warrants                                                           3,131,000       41,000
Costs incurred in connection with
  issuance of equity securities
Conversion of Class
  B Convertible Stock                     (17,000)      (1,000)                               26,000
Conversion of Class D Convertible
  Stock                                                         (8,667,000)    (520,000)   8,667,000      113,000
Adjustment for shares held in
  escrow in connection with
  stockholder's litigation                                                                   (19,000)
Compensation expense incurred in
  connection with the issuance of
  stock options
Amortization of unearned
  compensation
Cumulative transaction adjustment
Net loss for the nine months ended
  September 30, 1997
                                        ---------    ---------   ---------    ---------   ----------    ---------

Balance at September 30, 1997             280,000      $17,000          --           --   29,751,000     $387,000
                                        =========    =========   =========    =========   ==========    =========


                                                                                            Deficit
                                                                                          Accumulated
                                              Additional    Cumulative                     During the
                                                Paid-in     Translation     Unearned      Development
                                                Capital     Adjustment    Compensation       Stage          Total
                                             -----------  -------------  --------------   ------------   ----------
Balance at December 31, 1996                 $29,667,000        $(8,000)      $(181,000)  $(21,692,000)  $8,557,000
Exercise of options and warrants               1,973,000                                                  2,014,000
Costs incurred in connection with
  issuance of equity securities                  (24,000)                                                   (24,000)
Conversion of Class B Convertible
  Stock                                            1,000                                                         --
Conversion of Class D Convertible
  Stock                                          407,000                                                         --
Adjustment for shares held in
  escrow in connection with
  stockholder's litigation
Compensation expense incurred in
  connection with the issuance of
  stock options                                   59,000                                                     59,000
Amortization of unearned
  compensation                                                                  181,000                     181,000
Cumulative transaction adjustment                               (35,000)                                    (35,000)
Net loss for the nine months ended
  September 30, 1997                                                                       $(7,278,000) $(7,278,000)
                                             -----------      ---------       ---------   ------------  -----------

Balance at September 30, 1997                $32,083,000        (43,000)             --   $(28,970,000)  $3,474,000
                                             ===========      =========       =========   ============  ===========

INNOVIR LABORATORIES, INC. and SUBSIDIARIES
(A Development Stage Enterprise)


Condensed Consolidated Statements of Cash Flows (unaudited)
For the Nine Months Ended September 30, 1997

                                                                                                             Period
                                                                                                         January 6, 1995
                                                                                                           (inception)
                                                                        Nine months ended                    through
                                                                          September 30                    September 30,
                                                                   1997                  1996                 1997
                                                           ------------------    ------------------    -------------------
Cash flows from operating activities:
   Net (loss)                                               $     (7,278,000)     $     (4,458,000)     $     (28,970,000)

Adjustments to reconcile net (loss) to net cash (used in) operating activities:

     Depreciation                                                    451,000                20,000                601,000
     Amortization of goodwill                                        309,000                     -                309,000
     Amortization of unearned compensation                           181,000                     -                388,000
     Purchased in process research and development                         -             3,105,000             17,374,000
     Provision for losses on notes receivable                              -                     -                 85,000
     Non-cash compensation                                            59,000                     -                 59,000

Changes in operating assets and liabilities:
     (Decrease) increase in other current assets                     140,000               (19,000)               100,000
     (Decrease) in other assets                                        6,000                     -                  6,000
     (Decrease) increase in accounts payable and accrued
       expenses                                                     (359,000)              (65,000)               224,000
     Increase in other current liabilities                            91,000                     -                 92,000
                                                            -----------------     -----------------      -----------------
       Net cash (used in) operating activities                    (6,399,000)           (1,417,000)            (9,732,000)
                                                            =================     =================      =================

Cash flows from investing activities:
     Purchase of equipment                                          (587,000)             (110,000)            (1,241,000)
     Cash acquired in acquisitions                                         -               145,000              3,532,000
                                                            -----------------     -----------------      -----------------
       Net cash provided by (used in) investing
       activities                                                   (587,000)               35,000              2,291,000
                                                            -----------------     -----------------      -----------------

Cash flows from financing activities:
     Proceeds from sales of common stock                           2,014,000                     -              2,026,000
     Advances and contributed capital from VIMRX
       Pharmaceuticals Inc.                                          670,000             1,486,000              7,536,000
     Costs incurred in connection with issuance of
       equity securities                                             (24,000)                    -                (24,000)
     Repayment of capital leases                                    (275,000)                    -               (275,000)
       Net cash provided by financing activities                   2,385,000             1,486,000              9,263,000
     Effect of exchange rate changes on cash                         (36,000)                    -                (47,000)
                                                            -----------------     -----------------      -----------------
       Net increase in cash and cash equivalents                  (4,637,000)              104,000              1,775,000

Cash and cash equivalents at beginning of period                   6,412,000                68,000                     --
                                                            -----------------     -----------------      -----------------

Cash and cash equivalents at end of period                  $      1,775,000      $        172,000      $       1,775,000
                                                            =================     =================     ==================

Supplemental disclosure of cash flow information:
Cash paid for interest                                      $        122,000                            $         125,000
                                                            =================                           ==================

INNOVIR LABORATORIES, INC. and SUBSIDIARIES
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) The condensed consolidated financial statements of Innovir Laboratories, Inc. and Subsidiaries (the "Company") reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of the Company's management, necessary for a fair presentation of the Company's results of operations for the respective periods presented. Operating results for any interim period are not necessarily indicative of results for a full year. These notes do not include all the information required by generally accepted accounting principles. The condensed interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996 and in the transition report for the transition period from October 1, 1996 to December 31, 1996, filed on Form 10-Q.

(2)  Statements of Cash Flows - Supplemental schedule of noncash activities:
     During the nine months ended September 30, 1997, the Company converted 17,000 shares of Class B Convertible Preferred Stock into 26,000 shares of Common Stock. All of the outstanding Class D Convertible Preferred Stock ("D Preferred Stock") was automatically converted to 8,666,667 shares of Common Stock effective July 1, 1997. The D Preferred Stock was issued in connection with the transaction between the Company, VIMRX Pharmaceuticals Inc. ("VIMRX") and certain stockholders of the Company whereby VIMRX acquired a majority holding in the Company. In August 1997, warrants to purchase 1,000,000 shares of Common Stock at $1.00 per share were exercised by VIMRX. In addition, VIMRX owns warrants to purchase 1,000,000 shares of Common Stock at an exercise price of $2.00 per share. In August 1997, warrants to purchase 2,000,000 shares of Common Stock at $0.50 per share were exercised by certain other shareholders. VIMRX owns approximately 65% of the Company's common stock at September 30, 1997.

(3) Contingency: The Company may be considered to be in violation of the terms of its office and laboratory sublease by not obtaining the required approval from the owner of the property prior to the consummation of the transactions with VIMRX whereby VIMRX acquired a majority holding in Innovir Laboratories, Inc. ("Innovir") and Innovir acquired all of the issued and outstanding shares of VIMRX Holding, Ltd. ("VHL"), a wholly owned subsidiary of VIMRX, in December 1996. In addition, the owner of the property has alleged, and the Company's sublandlord disputes, that the sublandlord may also be in breach of its lease with the owner of the property. If the sublandlord is evicted, the Company would lose its right to occupy its current space. While the Company believes these matters may be resolved without a materially adverse effect on the Company's business or financial position, no assurance can be given as to the ultimate outcome.

(4) During February 1996, Innovir was named as defendant in an action filed by an investor alleging that Innovir wrongfully refused to honor the investor's request to convert certain shares of Innovir's preferred stock into Innovir's Common Stock. During February 1997, the investor and Innovir settled the action at no material cost to the Company. In connection with the settlement, 19,000 shares of Common Stock, which had been held in escrow pending the resolution of the action, were returned to the Company.

INNOVIR LABORATORIES, INC. and SUBSIDIARIES
(A Development Stage Enterprise)

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

     The FASB recently issued three new accounting standards, Statement No. 129, Disclosure of Information about Capital Structure, Statement No. 130, Reporting Comprehensive Income, and Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, and if adopted will be effective for the period presented after December 31, 1997. The Company is evaluating the effect of these new statements.

INNOVIR LABORATORIES, INC. and SUBSIDIARIES
(A Development Stage Enterprise)

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

This report contains forward-looking statements which involve risks and uncertainties. Such statements are subject to certain factors which may cause the Company's plans to differ. Factors that may cause such differences include, but are not limited to, the progress of the Company's research and development programs, the Company's ability to obtain additional funds, the Company's ability to compete successfully, the Company's ability to attract and retain qualified personnel, the Company's ability to successfully enter into collaborations with third parties, the Company's ability to enter into and progress in clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents and any necessary licenses, the Company's ability to establish development and commercialization relationships, the cost of manufacturing, and those other risks discussed under the heading Risk Factors included in the Company's Form S-3 Registration Statement (Reg. No. 333-12865).

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto contained herein and the Company's Annual Report on Form 10-K for the year ended September 30, 1996 and the transition report for the transition period from October 1, 1996 to December 31, 1996, filed on Form 10-Q.

Background

On December 23, 1996, Innovir, VIMRX and certain stockholders of Innovir ("The Aries Funds") consummated a transaction (the "Transaction") whereby VIMRX acquired 68% of the outstanding stock of Innovir and Innovir acquired all of the issued and outstanding shares of VHL, a wholly-owned subsidiary of VIMRX. Innovir's acquisition of VHL and VIMRX's partial acquisition of Innovir have been accounted for as a purchase in accordance with APB Opinion No. 16, Business Combinations and Emerging Issues Task Force Issue No. 90-13, Accounting for Simultaneous Common Control Mergers ("EITF No. 90-13"). The application of APB No. 16 and EITF No. 90-13 requires that the Transaction be accounted for as a reverse acquisition and accordingly, for accounting purposes, (i) VHL is deemed to be the acquirer and surviving entity, (ii) because Innovir is deemed to be the legal acquirer, VHL's historic capital accounts have been retroactively restated (recapitalized) to reflect Innovir's capital accounts and the equivalent number of shares received by VIMRX in the Transaction, (iii) Innovir has fair valued its assets and liabilities to the extent acquired by VIMRX (68%) and (iv) the assets and liabilities of VHL are carried at VHL's historic cost. Since VHL is deemed to be the surviving entity, the statement of operations includes the operations of VHL for the period from January 6, 1995 (inception). The operations of Innovir are included only since the date of acquisition, i.e., for the period from December 23, 1996 to September 30, 1997. For accounting purposes, VHL assumed the name of Innovir Laboratories, Inc. and Subsidiaries, and, for purposes of this Quarterly Report, all references to the "Company" shall mean the consolidated entity consisting of Innovir, VHL and subsidiaries.

On February 11, 1997, Innovir elected to change its fiscal year end date from September 30 to December 31 of each year, effective January 1, 1997. This change was made to conform Innovir's

INNOVIR LABORATORIES, INC. and SUBSIDIARIES
(A Development Stage Enterprise)

fiscal year end date with that of VHL. This Quarterly Report on Form 10-Q covers the first nine months of the new fiscal year, that is January 1 to September 30, 1997.

Results of Operations

Since its inception, substantially all of the Company's resources have been applied to research and development, patents and licensing and other general and administrative matters. The Company has no commercially viable therapeutic products and does not anticipate having any for several years. The Company is developing the technology to be used as a research tool to facilitate determination of gene function and to validate drug targets. No significant revenues have been earned from this use. The Company has had no operating revenues to date and has sustained net losses since its inception. The Company expects losses to continue for the foreseeable future.

Three Month Period Ended September 30, 1997 vs. September 30, 1996

Research and development expenses increased $946,000 due to the acquisition of Innovir's operations in December 1996 ($918,000) and an increase in spending in the European operations.

General and administrative expenses increased $732,000 due to the acquisition of Innovir ($689,000) and a increase in VHL expenses related to the European operations ($43,000).

Purchases in process research and development in the three months ended September 30, 1996 relate to the acquisition of Ribonetics GmbH; in May 1996, VHL had acquired Ribonetics GmbH and had incurred expenses in connection therewith.

Amortization of goodwill relates to the asset recorded in the transaction with VIMRX described under "Background" above.

Nine Month Period Ended September 30, 1997 vs. September 30, 1996

Research and development expenses increased $3,670,000 due to the acquisition of Innovir's operations in December 1996 ($3,014,000) and increased spending in the European operations ($656,000).

General and administrative expenses increased $1,977,000 due to the acquisition of Innovir ($2,223,000) and a decrease in European expenses from 1996.

Amortization of goodwill relates to the asset recorded in the transaction with VIMRX described under "Background" above.

Liquidity and Capital Resources

At September 30, 1997, the Company had cash and cash equivalents of $1,775,000 as compared to $6,412,000 at December 31, 1996. The Company had working capital of $258,000 at September

INNOVIR LABORATORIES, INC. and SUBSIDIARIES
(A Development State Enterprise)

30, 1997, as compared to working capital of $4,788,000 at December 31, 1996. The decrease in cash and working capital positions resulted from cash expended for operations and capital assets, net of $2,000,000 provided by the exercise of warrants.

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

The Company expects to incur substantial expenditures in the foreseeable future for the research and development and commercialization of its proposed products. As of September 30, 1997, the Company had cash and cash equivalents of approximately $1.8 million. Based on current projections, which are subject to change (such change may be significant), the Company's management believes that this and continued funding by VIMRX, will be sufficient to fund its operations into the second quarter of the year ended December 31, 1998. Thereafter, the Company will require additional funds, which it may seek to raise through public or private equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. There can be no assurance that such additional financing can be obtained on terms reasonable to the Company, if at all. In the event the Company is unable to raise additional capital, planned operations would need to be scaled back or discontinued during 1998.

Part II. OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

    (a)  Exhibits:
         --------

         10 Separation Agreement, dated September 1997, by and between the Company and Allan R. Goldberg.

         27     Financial Data Schedule.

    (b)  Reports on Form 8-K:
         -------------------

         During the quarter for which this report is filed, the Company filed a current report on Form 8-K, dated September 26, 1997 as filed on October 3, 1997, regarding the appointment of the Company's new President and Chief Executive Officer; no financial statements were filed in connection with such report.


    All other Items of this report are inapplicable.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


November  14, 1997

                            Innovir Laboratories, Inc.




                            By:  /s/  THOMAS R. SHARPE
                                 -----------------------------------------------
                                 Name: Thomas R. Sharpe, Ph.D.
                                 Title:    President and Chief Executive Officer
                                 (Principal executive officer)


                            By:  /s/ FRANCIS M. O'CONNELL
                                 -----------------------------------------------
                                 Name: Francis M. O'Connell
                                 Title:    Chief Financial Officer
                                 (Principal financial and accounting officer)