Form 10-K
period 1997-12-31
INNOVIR LABORATORIES INC
filed 1998-03-31
CIK 901099

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ____________________________
                                   FORM 10-K


[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the fiscal year ended December 31, 1997

                                      OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
          For the transition period from _________________ to___________________

                        Commission File Number 0-21972

                          INNOVIR LABORATORIES, INC.
            (Exact name of registrant as specified in its charter)

             DELAWARE                            13-3536290
    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)           Identification No.)

                510 EAST 73RD STREET, NEW YORK, NEW YORK 10021
         (Address of principal executive offices, including zip code)

      Registrant's telephone number, including area code: (212) 249-1100

                             --------------------
       Securities Registered Pursuant to Section 12(b) of the Act:

                         Common Stock, $.013 par value
                               (Title of Class)

       Securities Registered Pursuant to Section 12(g) of the Act:
                                 None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  The number of shares of the Common Stock of the registrant outstanding as of March 16, 1998 was 34,830,925. The number of shares of Common Stock held by nonaffiliates on such date was 8,083,823 with an aggregate market value of $3,540,714 based on the closing price on such date of $0.438 per share, as reported by the Nasdaq SmallCap Market.

PART I

ITEM 1.  BUSINESS

GENERAL

  Innovir Laboratories, Inc. (together with its subsidiaries, the "Company" or "Innovir") is a biotechnology company engaged in the research and development of a new class of biopharmaceutical agents to fill a growing need in the pharmaceutical industry for better methods to identify and validate targets for drug discovery.

  The Company's core technologies are based on the use of several types of compounds collectively termed oligozymes. Innovir has defined an oligozyme as a catalytically interactive oligonucleotide that participates in the sequence-specific cleavage of a targeted RNA molecule.

  One of these core technologies is designed to utilize Innovir's proprietary EGS ("External Guide Sequence") oligozyme technology to direct a cellular ribozyme to disease-causing RNA, so that the ribozyme will cleave the RNA and thus render it inactive. An EGS oligozyme is a small, often chemically modified oligonucleotide segment that binds to a disease-causing RNA to create a structure resembling a type of RNA which is cleaved by a specific ribozyme in cells. This naturally occurring cellular ribozyme, called RNase P, has been harnessed to cleave such newly formed structures, thereby destroying the disease-causing RNA molecules before they can be used to create disease-causing proteins. The Company's EGS oligozyme technology is based upon Nobel Prize-winning research by Sidney Altman, Ph.D., Sterling Professor of Biology at Yale University. Dr. Altman is a consultant to the Company and a member of its Science Advisory Board. The Company has an exclusive worldwide license from Yale University to use the EGS technology, for which a United States Patent (No. 5,168,053) was issued in December 1992 and a second in 1996. Innovir has further developed independently the EGS oligozyme technology. Additional related patent applications by Innovir and Yale either have been issued in other territories or are pending and the Company has exclusive, worldwide rights to the Yale patents.

  The Company also has acquired a worldwide exclusive license from the European Molecular Biology Laboratory for the rights to RILON(TM) oligozymes composed of certain types of chemically modified oligoribonucleotides. RILON(TM) oligozymes have the intrinsic ability to cut a targeted RNA in a catalytic manner. The Company has licensed U.S., European, Japanese and Australian patents for this technology and has additional pending patent applications.

  The Company believes that its oligozyme technologies can be used effectively for identification and validation of novel targets for drug discovery (drug target validation). Recent progress in mapping and sequencing the human genome, and in determining the sequence of certain RNAs that are hyper-expressed in specific disease states, has increased the likelihood that diagnostics and therapeutics will be developed for diseases that have been untreatable to date. The ability to cut and thereby inactivate specific RNAs using oligozyme technology, together with the improvements in mapping and sequencing of genes, will allow scientists to determine which genes and gene products are important for the manifestation of a particular disease state. Innovir believes that, based on its core technologies, its products being developed for this type of validation of a specific target for a disease will facilitate the discovery and development by pharmaceutical and biotechnology companies of novel therapeutics and may enhance the Company's ability to partner with one or more such companies to determine the mechanistic bases of various diseases.

  Innovir, a Delaware corporation, was founded in 1989 to engage in the research and development of novel biopharmaceutical therapeutic agents, based on its EGS Oligozyme technology, with the potential to treat a wide array of human diseases. The Company had chosen hepatitis B, psoriasis and bacterial infections caused by drug-resistant microorganisms as the primary targets of its discovery and research programs. Over the past several years, the Company had dedicated significant resources to these discovery and research programs and, in the case of hepatitis B, had begun a series of animal studies to evaluate formulations of the EGS oligozyme drug candidates. However, due to the large costs associated with drug development and the Company's limited financial resources, Innovir has determined to focus its research and development efforts in the area of drug target validation which the Company believes has substantial commercial value and requires substantially less investment for successful commercialization than does the development of therapeutics. The Company may resume its therapeutic development programs in the event it identifies a corporate partner to finance such programs; however, there can be no assurance that the Company will be able to identify such a corporate partner.

  In December 1996, in connection with the acquisition by VIMRX Pharmaceuticals Inc. ("VIMRX") of a majority interest in the Company, the Company acquired all of the issued and outstanding capital stock of VIMRX's subsidiary, VIMRX Holdings, Ltd. ("VHL"), which first developed RILON oligozymes. VHL has two active wholly-owned subsidiaries, Innovir Ltd. and Innovir GmbH. See "Certain Relationships and Related Transactions." Unless the context otherwise requires, all references herein to the "Company" or "Innovir" shall mean the consolidated entity of Innovir, VHL and subsidiaries. VIMRX currently owns approximately 70% of the Company's stock. See "Security Ownership of Certain Beneficial Owners and Management."


APPLICATION OF OLIGOZYME TECHNOLOGY FOR DRUG TARGET VALIDATION

  The Company believes that Innovir's core oligozyme technologies have powerful applications in the area of drug target validation. Rapid gains made in the last few years in the field of gene discovery and genome sequencing have resulted in the identification of a multitude of genes associated, or potentially associated, with various diseases. Identifying the function of these genes and their products may prove to be invaluable for the development of therapeutic agents targeted to diseases with which these genes are associated. An important step in the elucidation of the function of these genes is the inactivation of these genes or their products in cell and animal models of these diseases. Techniques that are currently being used for these purposes are either cumbersome and time-consuming or are unreliable. The Company believes that oligozymes can be excellent tools for this application because they can be readily designed to inactivate any target RNA. They also offer the required specificity necessary for the selective inactivation of the target RNA. In addition, the oligozymes are relatively inexpensive and easy to produce for this purpose, thereby offering the ability to inactivate a large array of target RNAs. The Company has successfully demonstrated the utility of its Oligozyme technology in several cell culture and animal models.

  The Company is presently developing products based on its oligozyme technology which rapidly identify accessible cleavage sites within the mRNA and simultaneously selects specific oligozymes which cut the target mRNA. This cleavage rapidly blocks the translation of the mRNA into proteins such as enzymes or receptors that are associated with specific disease states. Identification of such cleavage sites has been a difficult challenge. The limited success with which this challenge has impeded progress in the antisense and ribozyme research areas for many years. The Company's new technology, called functional ribozyme selection, ("FRS"), is believed to be particularly effective because it not only rapidly identifies suitable cleavage sites within the environment of living cells which is what is required for utility in target validation. A patent application covering this technology has been filed. The Company believes this technology may significantly enhance its ability to develop corporate partnerships in the drug target validation and therapeutic research areas.


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

  A U.S. Patent for this EGS oligozyme technology was issued in December 1992 and expires in December 2009. There are now 5 U.S. patents, one application pending and corresponding pending and issued foreign patents. Pursuant to the license agreement with Yale University, all of these patent applications and patents have been assigned to and are the property of Yale University. Under the license agreement, the Company has exclusive commercialization rights under all of these patents.

  Yale and the Company each have one, and Yale and the Company together have one (total of three) pending U.S. patent applications directed to the conversion of drug resistant organisms to drug sensitive organisms. The Company also has three pending U.S. patent applications and corresponding foreign applications directed to the EGS technology. There is one patent covering regulatable EGS oligozymes and one U.S. patent application, and corresponding foreign applications are pending.

  The Company has acquired an exclusive license to European Molecular Biology Laboratories ("EMBL") patents directed to 2'-O-alkyl modified hammerhead ribozymes containing as few as six residual ribonucleotides issued in the U.S. and Australia and pending in Europe, Canada and Japan. Two U.S. patents, 6 pending applications and corresponding foreign applications pending on other types of RILON(TM) oligozymes were filed originally by VIMRX and have been assigned to the Company.

  In July 1993, the Company was issued a U.S. Patent relating to the use of its delta ribozyme technology, which patent expires July 2010. One U.S. and corresponding foreign patent applications are pending.

  A U.S. Patent relating to the Company's use of its hepatitis delta virus-based vectors for the continuous administration in vivo of EGS oligozymes or ribozymes issued in July 1993, and expires in July 2010. Two divisional U.S. and corresponding foreign patent applications are pending.

  The Company also has two U.S. patent applications and corresponding foreign applications on its InnoPhor(TM) delivery technology. The Company has also filed, in the U.S., a patent application covering its FRS site selection technology.

  In summary, the Company owns 8 U.S. patents and allowed U.S. patent applications and 14 U.S. applications and corresponding foreign applications and issued patents and has rights to 5 Yale patents and 2 patent applications as well as corresponding foreign applications and patents for therapeutic uses of oligozymes, oligonucleotide delivery, and diagnostic applications of ribozymes.

  U.S. Patent No. 4,987,071, called the "Cech Patent," claims the use of exogenously produced, or nonnatural ribozymes. The Cech Patent has been licensed to Ribozyme Pharmaceuticals, Inc. ("RPI") of Boulder, Colorado. The Company believes, based on the opinions of counsel, that the use of its EGS Oligozyme technology and the RILON(TM) oligozyme technology does not infringe the Cech Patent. However, there can be no assurance that infringement proceedings will not be brought against the Company. Oppositions have been filed by the Company and others against the European patent corresponding to the Cech patent. The European Patent Office Opposition Division has recently issued a preliminary opinion that certain allowed claims in this patent are not supported by the applications as originally filed.

  The Company believes that its business objectives can best be met by combining its in-house research and development efforts with licenses and research collaborations with scientists at outside academic and clinical research centers. These arrangements may commit the Company to fund research to reach milestones by specific target dates and, upon commercial sale of products, pay royalties. The failure of the Company to fulfill its obligations under such arrangements could result in termination of its rights thereunder, which could have a material adverse effect on the business of the Company.

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

  In April 1994, the Company (as licensee) also entered into a non-exclusive licensing agreement with Stanford University ("Stanford") whereby the Company has the non-exclusive, non-transferable right to use certain technology owned by Stanford which allows the Company to use recombinant DNA technology for the development of its products. According to the terms of the agreement, the Company paid an initial fee of $7,500 to acquire the license and will be required to remit royalties on a quarterly basis, at various rates, as defined, beginning after the first commercial sale of a licensed product, as defined. In addition, commencing on February 1, 1995, the Company was required to pay a minimum annual advance on earned royalties of $10,000, which is nonrefundable, but may be credited, as defined, against future royalties due Stanford. Royalties shall continue to be payable, irrespective of the termination of this license agreement, until such time as all sales of licensed products shall have ceased or the patent expires.


MANUFACTURING

  The Company currently manufactures its own EGS oligozymes and RILON(TM) oligozymes for research purposes. The Company does not anticipate that its target validation programs will require manufacturing capacity beyond its current capabilities.


COMPETITION

  The biomedical industry is highly competitive. Competition in the field in which the Company is engaged is intense and expected to increase as knowledge and interest in the technology and products being developed by the Company increase. The Company faces competition from specialized biotechnology companies, large pharmaceutical companies, academic institutions, government agencies and public and private research organizations, many of which have extensive resources and experience in research and development. Some of these entities have significant research and development activities in areas upon which the Company's programs focus. Many of the Company's competitors possess substantially greater research and development, financial, technical, marketing and human resources than the Company. It is also possible that other companies may be developing target validation methods not based on ribozyme technology which, if effective, could render the Company's proposed products obsolete.

  Several biotechnology companies in the United States and in foreign countries are dedicated solely to the development of ribozymes as therapeutics and as tools for target validation. In the United States, RPI is the licensee of the Cech Patent and is developing ribozymes for viral diseases and other diseases. Immusol, Inc., located in La Jolla, California, is developing hairpin ribozymes for several viral diseases, including HIV, and has a license from Northern Illinois University for the use of the hairpin ribozyme in the U.S. Hybridon, Inc., located in Worcester, Massachusetts, is devoting a portion of its effort to ribozyme technology; the bulk of its research and development work is focused on anti-sense. Other competitors in the biotechnology arena include Gene Shears Pty Ltd. in Australia. The Company is not aware, at this time, of any major pharmaceutical company that is developing ribozyme-based drugs independently of an association with a biotechnology company, although such development may be taking place.

COLLABORATIVE AGREEMENTS

  From time to time, it may be necessary for, or beneficial to, the Company to enter into collaborative agreements with third parties with respect to research and development, manufacturing or marketing and distribution. The Company currently is party to a collaborative research and development project, pursuant to which New York State Science and Technology Foundation (the "Foundation") provides grant monies to Cornell University Medical College to perform the project entitled "Screening Messenger RNA Molecules for Regions Susceptible to Ribozyme Cleavage" under the direction of Dr. Hugh D. Robertson, a professor at Cornell, who is also a consultant to the Company and Chairman of the Company's Science Advisory Board. The Company, although not a party to the agreement, is a "cooperating institution" and is responsible for providing a portion of the total funding for such research project. Project studies are conducted at the facilities of both Cornell and the Company, with Cornell being required under the agreement to submit periodic progress reports to the Foundation. In the event proprietary technology is developed at Cornell during the course of the project, Cornell would retain the patent rights to such technology, and the Company would be eligible to obtain license rights thereto.


EMPLOYEES

  As of March 25, 1998, the Company had 20 full time employees in the United States, including one (1) executive officer, four (4) scientists who hold Ph.D. degrees, twelve (12) research associates, one (1) senior administrator, one (1) administrative assistant and one (1) laboratory administrator. In Europe, the Company has 24 full-time employees, including two (2) senior scientist managers, seven (7) scientists who hold Ph.D. degrees, thirteen (13) research associates and two (2) administrative assistants. The Company believes that its relations with its employees is satisfactory.


RISK FACTORS

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of certain of the risk factors set forth below and elsewhere in this report.

  Development Stage Company; Accumulated Deficit; Continuing Losses; The Company is in the development stage and has generated no operating revenues. Since its formation in 1989, the Company has been principally engaged in organizational activities, research and development, licensing and patent activities and financing arrangements. All of the Company's proposed products are in the early stages of research and development, and the Company does not expect to have products commercially available for a number of years. The Company's operations are subject to numerous risks associated with development stage businesses, including, but not limited to, unforeseen problems, expenses, complications and delays frequently encountered in the early phases of research and development, rapidly changing technology, exhaustive regulatory scrutiny of such technology, difficulties in production and marketing and the highly competitive environment in the biotechnology and pharmaceutical industries.
Many of these factors are beyond the Company's control. There can be no assurance that the Company's research and development efforts will be successful, that the Company will ever have commercially viable products or that the Company will achieve significant sales of any such products. At December 31, 1997, the Company had an accumulated deficit of approximately $31,741,000, and losses have continued to date thus increasing the accumulated deficit. The Company does not anticipate generating any revenues from therapeutic products for a number of years, if ever, and will continue to incur losses as the Company increases expenditures for product development, research studies and patent activities. Since its inception, the Company has experienced negative cash flows from operations and expects such condition to continue for the foreseeable future.

  Significant Capital Requirements; Need for Additional Financing; Imminent Exhaustion of Funds. The Company will require additional capital to finance its drug target validation program. The Company will seek to obtain additional funds from various sources, including additional public or private equity financings and collaborative or other arrangements with corporate partners, which may involve the sale, licensing or spinning off of certain of the Company's technologies. There can be no assurance that any such financing can be obtained on terms satisfactory to the Company, if at all. If additional funds are not obtained when needed, the Company will be required to curtail significantly its activities or even to cease operations. At December 31, 1997, the Company's cash and cash equivalents equaled approximately $2,159,000. Based upon the planned level of operations, and if the Company is unable to consummate additional financings, the Company will exhaust its cash and cash equivalents during the first quarter of the year ended December 31, 1999. The Company has no established banking arrangements through which it can obtain debt financing.

  Technological Uncertainty. The Company's drug target validation program is at a very early stage and is subject to the risks inherent in the development of the program based on innovative technologies. There can be no assurance that the Company's technologies will result in commercially viable products or that such products, if any, will be effective or beneficial for purposes of drug target validation. Several other companies are also developing drug target validation techniques and may be at more advanced stages of development than the Company.

  Dependence on Patents, Proprietary Technology and Licenses. The Company's success is dependent in large measure upon its ability to obtain patent protection for its products, to maintain confidentiality of its trade secrets and know-how and to operate without infringing upon the proprietary rights of third parties. See "Business-Patents, Proprietary Technology and Licenses." There can be no assurance that any of the Company's pending patent applications will be approved or that the Company will develop additional proprietary products that are patentable. There can be no assurance that any patents issued or licensed to the Company will provide the Company with any competitive advantages or that any of such patents will not be challenged by any third parties, or that patents issued to others will not have an adverse effect on the ability of the Company to conduct its business. Furthermore, because patent applications in the United States are maintained in secrecy until issue, and because publication of discoveries in scientific and patent literature often lags behind actual discoveries, the Company cannot be certain that it was the first, chronologically, to develop the inventions covered by each of its pending patent applications or that it was the first to file patent applications for such inventions. In the event that a third party also has filed a patent application for any of such third party's inventions, the Company may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention, which could result in a denial of the Company's patent, and, even if the eventual outcome is favorable to the Company, substantial cost to the Company may be incurred. In addition, there can be no assurance that any patents which are issued to the Company will be held to be valid by a court of law reviewing any such patent. If patents are issued to other companies which contain claims which are competitive with, or conflict with, claims contained in the Company's patents or patent applications and those claims are held valid, the Company may need to license technology covered by such patents granted to others, and there can be no assurance that the Company will be able to obtain such licenses at a reasonable cost, if at all.

  The Company believes, based on the opinion of patent counsel, that the use of its EGS technology and related applications, for which it has an exclusive license from Yale University, does not infringe the Cech Patent because external guide sequences are not ribozymes. It is possible, however, that an allegation could be made that the Company's other ribozyme-based technology could be deemed to infringe the Cech Patent, if the broadest claims of such Cech Patent were determined by a court of law to be valid. There can be no assurance that infringement proceedings will not be brought against the Company.

  Dependence on License. In 1990, the Company obtained rights with respect to certain patented technology entitled "External Guide Sequences for an RNA Enzyme," pursuant to a license granted to the Company by Yale University, and upon which its EGS technology is based. The license, as amended, may be terminated in the event that the Company fails to implement a plan directed at development and commercialization of products based on the licensed technology or if the Company fails to satisfy certain other contractual obligations. Upon termination, all of the Company's licensed rights would revert to Yale University. The termination of the license would have a material adverse effect on the business of the Company. Moreover, the Yale license requires payment by the Company of royalties and other fees upon successful commercialization of the Company's proposed products. If the Company fails to pay such fees in a timely manner it could be deemed to be in breach of the license.

  Competition and Technology Change. Certain domestic and foreign companies are also pursuing the development of ribozyme-based drug target validation tools. Many of the Company's competitors (both those utilizing oligonucleotide-based therapeutic technologies and those utilizing other biotechnological or traditional drug development methods) have substantially greater capital resources, research and development staffs and facilities than the Company. These companies may develop and introduce products and processes competitive with or superior to those of the Company, and may represent significant long-term competition for the Company. For the success of certain of the Company's proposed products, an important factor may be the timing of market introduction of these competitive products. The field of biotechnology in which the Company is engaged has undergone rapid and significant technological changes. The Company expects that the technologies associated with its research and development will continue to evolve rapidly. There can be no assurance that the Company will be able to establish itself in such fields or, if established, that it will be able to maintain a viable competitive position. Further, there can be no assurance that the development by others of new or improved ribozyme-based products will not make the Company's products, if any, less competitive or obsolete.

  Control by Principal Stockholder. As of March 18, 1998, VIMRX owned approximately 70% of the outstanding shares of Common Stock of the Company. See "Security Ownership of Certain Beneficial Owners and Management." Accordingly, VIMRX effectively controls the affairs of the Company and matters requiring a stockholder vote, including the election of the Company's directors, the amendment of the Company's charter documents, the merger or dissolution of the Company and the sale of all or substantially all of the Company's assets.

  Trading Market; Possible Delisting from NASDAQ. The Common Stock currently trades on the Nasdaq SmallCap Market ("NASDAQ"). NASDAQ has recently amended its maintenance standards for continued listing, including a requirement that the Company maintain a minimum bid price of at least $1.00 per share. On March 23, 1998, the closing bid price for the Company's Common Stock was $0.4375 per share. NASDAQ recently notified the Company that, if the Company does not regain compliance, the Company's securities will be delisted from NASDAQ. See "Market for the Registrant's Common Stock and Related Stockholder Matters." There can be no assurance that the Company will regain compliance with such minimum bid price requirement or that the Company will remain in compliance with the other maintenance standards for continued listing and that the Company's securities will continue to be listed on NASDAQ. In the event the Company's securities are so delisted, trading, if any, in the Company's securities may thereafter be conducted in the over-the-counter market in the so-called "pink sheets" or the "Electronic Bulletin Board." Consequently, the liquidity of the Company's securities could be impaired, not only in the number of securities which could be bought and sold at a given price, but also through delays in the timing of transactions, reduction in security analysts' and the news media's coverage of the Company, resulting in lower prices for the Company's securities than might otherwise be attained and a larger spread between the bid and asked prices for the Company's securities.

  Dependence on Key Personnel; Possible Conflicts of Interest. The Company is also dependent on the part-time services of two key consultants, Dr. Sidney Altman, who is employed by Yale University, and Dr. Hugh D. Robertson, who is employed by Cornell University and who also is Chairman of the Company's Science Advisory Board ("SAB") and a former director of the Company. The loss to the Company of the services of either Dr. Altman or Dr. Robertson would have a material adverse effect on the Company. Dr. Altman's consulting agreement, which was renewed in March 1994, expires in March 1998. It is anticipated that Dr. Altman's agreement will be renewed; however, there can be no assurance Dr. Robertson's consulting agreement, which was renewed in March 1996, expires March 31, 2000.

  The Company's success also depends in large part on its ability to attract and retain other qualified scientific and management personnel. The Company faces competition for the services of such persons from other companies, academic institutions, government entities and other organizations. There can be no assurance that the Company will be successful in recruiting or retaining other personnel of the requisite caliber or in adequate numbers to enable it to conduct its business as proposed.

  The Company's consultants and SAB members are employees of and/or consultants for universities, research hospitals or other similar institutions; they are expected to devote only a portion of their time to the Company. Such consultants and SAB members may have employment, consulting or other advisory arrangements with such other institutions which may conflict or compete with their obligations to the Company. In addition, while no claim has been asserted by any such institution, there can be no assurance that such institutions will not assert claims to any or all of the Company's inventions, technology or products or that if any such institution does successfully assert such rights, the Company, if it so desires, will be able to acquire the rights thereto from such institution at a commercially practical cost, if at all.

  Legal Proceedings. The Company has been named a defendant in an action entitled Stanley A. Williams v. Innovir Laboratories, Inc. and Umberto Pace,
         ------------------------------------------------------------------
case number 97 Civ. 8122, filed by a former employee of the Company on or about October 28, 1997 in the United States District Court for the Southern District of New York. The complaint alleges that the Company did the following: (1) discriminated against the plaintiff because of his race; (2) improperly discharged the plaintiff; and (3) discriminated against plaintiff on the basis of a disability. See "Legal Proceedings." The Company has denied all of the claims and intends to vigorously defend against them. While the Company believes that the litigation will be resolved without a materially adverse effect on the Company's results of operations or financial position, no assurances can be given as to the ultimate outcome of or the costs in defending this litigation.

  Use of Toxic and Hazardous Materials. The Company's research and development activities involve the controlled use of toxic and hazardous materials, including chemicals, viruses and radioactive isotopes. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damage that results and such liability could have a material adverse effect on the financial condition of the Company.

  Product Liability Claims and Uninsured Risks. If the Company succeeds in developing its proposed products, it may be exposed to liability resulting from the commercial use of such products. Such liability might result from claims made by pharmaceutical companies or others utilizing such products. The Company does not currently have product liability insurance. There can be no assurance that the Company will be able to obtain or afford such insurance, if applied for, or that any coverage, if obtained, will be adequate to protect the Company against liability.

  No Marketing and Sales Capability. The Company has no experience in marketing, sales or distribution. To market any of its products directly, the Company must develop a marketing and sales force with appropriate technical expertise and supporting distribution capability. Alternatively, the Company may seek to obtain the assistance of a pharmaceutical company with a large marketing system and a large direct sales force. There can be no assurance that the Company will be able to establish marketing and sales capabilities if and when it has a product ready for marketing or be successful in gaining market acceptance for its products or that it will be able to reach agreement with one or more pharmaceutical companies to assist in or to undertake these efforts.

  Potential Volatility of Stock Price. There has been significant volatility in the market price of securities of biomedical companies in general. Announcements of technological failures, innovations or new commercial products by the Company or its competitors, developments concerning proprietary rights or public concern as to the safety, efficacy or costs of biomedical products and period to period fluctuations in financial results may have a significant impact on the Company's business and on the market price of the Company's securities.

  Preferred Stock. The Company's Certificate of Incorporation provides that up to 15,000,000 shares of preferred stock may be issued by the Company from time to time in one or more series. The Board of Directors is authorized to determine the rights, preferences, privileges and restrictions granted to and imposed upon any wholly unissued series of preferred stock and to fix the number of shares of any series of preferred stock and the designation of any such series, without any vote or action by the Company's stockholders. The Board of Directors may authorize and issue preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of Common Stock. In addition, the potential issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of the Company, may discourage bids for the Common Stock at a premium over the market price of the Common Stock and may adversely affect the market price of the Common Stock.

  Cash Dividends Not Likely. The Company has not paid any cash dividends on its Common Stock. For the foreseeable future it is anticipated that earnings, if any, which may be generated from the Company's operations will be used to finance the growth of the Company and that cash dividends will not be paid to holders of Common Stock.



ITEM 2.  PROPERTIES

  As of December 31, 1997, the Company sublets approximately 8,500 square feet of space in New York, New York for its laboratory and executive offices at a monthly rent of $26,416, with annual 4% increases for the remainder of the lease term. The sublease expires on May 31, 1999.

  The Company may be considered to be in violation of the terms of its sublease by not obtaining the required approval from the owner of the property prior to the consummation of the transactions with VIMRX in December 1996. See "Certain Relationships and Related Transactions" and notes to the Company's consolidated financial statements. In addition, the owner of the property has alleged, and the Company's sublandlord disputes, that the sublandlord may also be in breach of its lease with the owner of the property, which breach may be deemed to constitute a breach by the Company of its sublease. While the Company believes that these matters may be resolved without a materially adverse effect on the Company's business or financial position, no assurances can be given as to the ultimate outcomes.

  The Company's indirect subsidiary in Great Britain, Innovir Ltd., occupies approximately 5,000 square feet of space in Cambridge, England, under a monthly lease at a rental of approximately $8,250. The Company's indirect subsidiary in Germany, Innovir GmbH, presently occupies approximately 4,000 square feet of space in Rosdorf, Germany, under which it pays $5,000 rent per month. The lease commenced in January 1997 and expires on June 30, 2001.


ITEM 3.  LEGAL PRECEEDINGS

  The Company has been named a defendant in an action entitled Stanley A.
                                                               ----------
Williams v. Innovir Laboratories, Inc. and Umberto Pace, case number 97 Civ.
-------------------------------------------------------
8122, filed by a former employee of the Company on or about October 28, 1997 in the United States District Court for the Southern District of New York. The complaint alleges that the Company did the following: (1) discriminated against plaintiff because of his race in violation of Title VII of the Civil Rights Act of 1964 and similar state and local anti-discrimination laws; (2) discharged plaintiff for disclosing that the Company failed to account for the disposal of radionucleotides, which posed a potential safety hazard to the public, in violation of New York's "Whistle Blower" statute, Labor Law Section 740, et seq.; and (3) discriminated against plaintiff on the basis of a disability in violation of the Americans With Disabilities Act. The Company has denied all of the claims and intends to vigorously defend against them.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no items submitted to a vote during the fourth quarter of the fiscal year ended December 31, 1997.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

  Since September 14, 1993, the completion date of the Company's initial public offering ("IPO"), the Common Stock has been traded in the NASDAQ under the symbol "INVR."

  NASDAQ recently notified the Company that it was not in compliance with the new minimum bid price requirement of at least $1.00 per share. If the Company does not regain compliance with this requirement by May 28, 1998, NASDAQ will issue a delisting letter, setting forth the review procedures available to the Company. In the event the Company's securities are so delisted, trading, if any, in the Company's securities may thereafter be conducted in the "pink sheets" or the "Electronic Bulletin Board."

  For the period from March 31,1996 through December 31, 1997, the high, low and closing bid prices for the Common Stock on NASDAQ were as follows:

         QUARTER ENDING:            HIGH              LOW             CLOSE
                                    ----              ---             -----
         March 31, 1996             $5.00             $2.13           $4.38
         June 30, 1996              $4.88             $1.63           $2.00
         September 30, 1996         $2.00             $0.75           $1.44
         December 31, 1996          $1.25             $1.03           $1.19
         March 31, 1997             $1.25             $0.75           $0.75
         June 30, 1997              $1.25             $0.75           $1.09
         September 30, 1997         $1.31             $0.69           $0.87
         December 31, 1997          $0.84             $0.31           $0.38


  Such quotations represent prices between dealers, without adjustment for retail mark-ups, mark-downs or commissions, and may not necessarily reflect actual transactions.

  As of March 16, 1998, the Company's common stock was held by 2,000 stockholders of record, and the Company estimates there are approximately 600 beneficial stockholders. No dividends have been declared or paid on the Common Stock, and the Company does not contemplate the payment of cash dividends in the foreseeable future.


ITEM 6.  SELECTED FINANCIAL DATA

  The following selected financial data have been derived from the Company's audited financial statements. The Statement of Operations Data relating to the fiscal years 1997, 1996, and 1995 and for the period from January 5, 1995 (inception) through December 31, 1997 and the Balance Sheet Data at December 31, 1997 and 1996 should be read in conjunction with the Company's audited financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operation" included elsewhere in this Annual Report on Form 10-K.

STATEMENT OF OPERATIONS DATA:
                                           Year Ended December 31,         January 6, 1995     January 6, 1995
                                     ---------------------------------    (inception) to      (inception) to
                                        1997                      1996    December 31, 1996   December 31, 1997
                                     --------------     --------------    -----------------   -----------------
Operating expenses:
    Research and development        $     6,399,000     $    1,946,000           1,434,000            9,779,000
    Purchased research and                       --         17,374,000                  --           17,374,000
     development
    General,  administrative and          3,787,000            506,000             568,000            4,861,000
        amortization
                                     --------------     --------------    ----------------    -----------------
                                         10,186,000         19,826,000           2,002,000           32,014,000
                                     --------------     --------------    ----------------    -----------------

Other (income) expense:
    Interest (income)                      (136,000)           (13,000)                 --             (149,000)
    Interest expense                        126,000              4,000              24,000              154,000
    Other - net                            (127,000)          (151,000)                 --             (278,000)
                                     --------------     --------------    ----------------    -----------------
                                           (137,000)          (160,000)             24,000             (273,000)
                                     --------------     --------------    ----------------    -----------------

Net (loss)                          $   (10,049,000)    $  (19,666,000)         (2,026,000)         (31,741,000)
                                     ==============     ==============    ================    =================

Basic  (loss) per share             $         (0.43)    $        (2.03)              (0.21)
                                     ==============     ==============    ================

Weighted average number of               23,509,000          9,685,000           9,500,000
 shares of Common Stock
 outstanding
                                     ==============     ==============    ================

Diluted loss per share                 $      (0.43)      $      (2.03)        $    (0.21)
                                     ==============     ==============    ================


Weighted average number of               23,509,000          9,685,000           9,500,000
      shares of Common Stock
       and dilutive equivalent
       shares outstanding
                                     ==============     ==============    ================

                                                         December 31,
                                    -----------------------------------------------------
                                          1997               1996               1995
                                    ---------------     --------------     --------------
Balance Sheet Data
Cash and cash equivalents           $     2,159,000     $    6,412,000     $        68,000
Total assets                              5,734,000         11,074,000             341,000
Total current liabilities                 1,786,000          1,827,000              43,000
Amount due to VIMRX
 Pharmaceuticals Inc.                       838,000                --            2,252,000

Deficit accumulated during the
 development stage                      (31,741,000)       (21,692,000)         (2,026,000)

Stockholders' equity (deficit)            2,725,000          8,557,000          (1,954,000)


  To date, the Company has not paid any cash dividends, nor does it expect to pay any cash dividends in the foreseeable future.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This report contains forward-looking statements which involve risks and uncertainties. Such statements are subject to certain factors which may cause the Company's plans to differ including those risks discussed under the heading Risk Factors elsewhere in this report.

      The following discussion and analysis should be read in conjunction with the financial statements and notes thereto contained herein.

BACKGROUND

      On December 23, 1996, Innovir, VIMRX and certain stockholders of Innovir ("The Aries Funds") consummated a transaction (the "Transaction") whereby VIMRX acquired 68% of the outstanding stock of Innovir and Innovir acquired all of the issued and outstanding shares of VHL. Innovir's acquisition of VHL and VIMRX's partial acquisition of Innovir have been accounted for as a purchase in accordance with APB Opinion No. 16, Business Combinations and Emerging Issues Task Force Issue No. 90-13, (Accounting for Simultaneous Common Control Mergers) (EITF No. 90-13"). The application of APB No. 16 and EITF No. 90-13 requires that the Transaction be accounted as a reverse acquisition and accordingly, for accounting purposes, (i) VHL is deemed to be the acquirer and surviving entity,
(ii) because Innovir is deemed to be the legal acquirer, VHL's historic capital accounts have been retroactively restated (recapitalized) to reflect Innovir's capital accounts and the equivalent number of shares received by VIMRX in the Transaction, (iii) Innovir has fair valued its assets and liabilities to the extent acquired by VIMRX (68%) and (iv) the assets and liabilities of VHL are carried at VHL's historic cost. Since VHL is deemed to be the surviving entity, the statement of operations includes the operations of VHL for the period from January 6, 1995 (inception) through December 31, 1995 and for the years ended December 31, 1997 and 1996. The operations of Innovir are included only since the date of acquisition, i.e., for the period from December 23 to December 31, 1996 and for the year ended December 31, 1997. For accounting purposes, VHL assumed the name of Innovir Laboratories, Inc. and Subsidiaries.


   On Febuary 11, 1997, Innovir elected to change its fiscal year end date from September 30 to December 31 of each year. This change was made to conform its fiscal year end date with that of VHL.



RESULTS OF OPERATIONS

      Since its inception, substantially all of the Company's resources have been applied to research and development, patent and licensing matters and other general and administrative matters. The Company has no commercially viable products and does not anticipate having any for several years. The Company has had no significant operating revenues to date and has sustained net losses since its inception. The Company expects losses to continue for the foreseeable future.

Year ended December 31, 1997 vs. December 31, 1996
--------------------------------------------------

   Research and development expenses increased $4,453,000; $3,760,000 of which was due to the acquisition of Innovir's operations in December 1996 and $693,000 of which was due to an increase in spending in the European operations.

   The 1996 charge for purchased in-process research and development consists of $3.5 million related to the acquisition by VHL of Ribonetics GmbH ("Ribonetics") in May 1996 and $13.8 million related to the transaction between Innovir and VIMRX described above and in the financial statements. These charges to the statement of operations reflect the value placed on the ongoing research and development of the Company's product candidates and technologies.

   General and administrative expenses increased $2,869,000 principally due to the acquisition of Innovir ($2,852,000).

   Amortization of goodwill relates to the asset recorded in the transaction with VIMRX, described under "Background" above.

   Interest income increased $123,000 due to increased cash balance after the transaction.

   Interest expense increased $122,000 due to the capital equipment leases acquired with Innovir.

   Other income consists of government grants and miscellaneous revenue received from collaborators.



Year ended December 31, 1996 vs. the period January 6, 1995 (inception) through
-------------------------------------------------------------------------------
December 31, 1995
-----------------


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


LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 1997, the Company had cash and cash equivalents of $2,159,000 as compared to $6,412,000 at December 31, 1996. The Company had working capital of $557,000 at December 31, 1997 as compared to working capital of $4,788,000 at December 31, 1996. The decrease in cash and working capital positions resulted principally from cash used in operations ($8,631,000) and purchases of equipment ($664,000) offset by sales of common stock (approximately $4,000,000) and advances and contributed capital from VIMRX ($1,372,000).

      Except for payments on existing capital leases, planned operations for 1998 currently contemplate no expenditures for capital assets.

      Pursuant to an agreement, dated December 31, 1997, between the Company and VIMRX (the "VIMRX Agreement"), the Company sold to VIMRX an aggregate of 5,080,436 shares of the Company's Common Stock for an aggregate purchase price of $2,000,000. In addition, the Company issued to VIMRX a warrant to purchase 1,000,000 shares of Common Stock at an exercise price per share of $0.394. Pursuant to the VIMRX Agreement, the Company may require, from time to time until December 31, 1999, that VIMRX purchase from the Company up to $5,000,000 of Common Stock at a purchase price per share equal to the lower of (i) the average closing bid price per share of Common Stock during the preceding fifteen
(15) days and (ii) $1.30; provided, however, that VIMRX will not be required to so purchase any Common Stock in the event it ceases to own at least 50% of the outstanding shares of Common Stock.

  The Company expects to incur substantial expenditures in the foreseeable future for the research and development and commercialization of its proposed products. As of December 31, 1997, the Company had cash and cash equivalents of $2,159,000. Based on current projections, which are subject to change (such change may be significant), the Company's management believes that this, along with the funds available under the VIMRX Agreement, will be sufficient to fund its operations into the first quarter of the year ended December 31, 1999. Thereafter, the Company will require additional funds, which it may seek to raise through public or private equity or debt financing, collaborative or other arrangements with corporate sources, or through other sources of financing, which may involve the sale, licensing or spinning off of certain of the Company's technologies. Other than pursuant to the VIMRX Agreement, there are presently no specific commitments by VIMRX to continue to fund the Company's operations. There can be no assurance that any additional financing can be obtained on terms reasonable to the Company, if at all. In the event the Company is unable to raise additional capital, planned operations would need to be scaled back or discontinued during 1998

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial statements and financial statement schedule of the Company required by this item are included herein as exhibits and listed under Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  The Company has previously reported a change of independent accountants on Form 8-K dated May 16, 1997 and filed May 20, 1997.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

The directors and executive officers of the Company and their ages as of March 16, 1998 are as follows:

        NAME                  AGE            POSITION

Thomas R. Sharpe, Ph.D.....  58  President, Chief Executive Officer and Director
David A. Jackson, Ph.D.....  55  Chairman of the Board
Francis M. O'Connell, CPA..  51  Chief Financial Officer and Director
William T. McCaffrey.......  61  Director
Richard L. Dunning.........  52  Director
Laurence D. Fink...........  45  Director
Stanley Knowlton...........  71  Director

     Thomas R. Sharpe, Ph.D., President and Chief Executive Officer, was elected to the Board of Directors in October 1997. Dr. Sharpe served as a consultant to VIMRX prior to his appointment to Innovir. He formerly served as President and CEO of OsteoArthritis Sciences, Inc. of Cambridge, Massachusetts, where he provided overall leadership to the Company, served as a member of the Board of Directors, and led the research efforts resulting in the discovery of novel approaches for the treatment of osteoarthritis and wound healing. Previously, Dr. Sharpe spent more than 25 years in research and development as well as management positions with The DuPont Company and The DuPont Merck Pharmaceutical Company, serving most recently as the Senior Director of Chemical and Physical Sciences of DuPont Merck. Dr. Sharpe earned his Ph.D. in Organic Chemistry from the University of Illinois and an A.B. in Chemistry from the University of Evansville in Indiana.

     David A. Jackson, Ph.D., the Chairman of the Board, was elected to the Board in December 1996. Dr. Jackson has served as Executive Vice President and Chief Scientific Officer of VIMRX since September 1996. Prior to joining VIMRX, Dr. Jackson was with the DuPont Merck Pharmaceutical Company since 1991, most recently serving as Director, Cancer and Molecular Biology Research. Dr. Jackson earned his Ph.D. in Molecular Biology from Stanford University and an A.B. in Biological Sciences from Harvard College.

     Francis M. O'Connell, CPA was elected to the Board in December 1996 and has served as Chief Financial of the Company since April 1997. Mr. O'Connell has served as Chief Financial Officer of VIMRX since February 1995 and since May 1997, serves as VIMRX's Vice President, Finance and Controller. From June 1994 to February 1995, Mr. O'Connell was Director of Litigation Support in the New York office of J.H. Cohn & Company, a CPA firm. From March 1992 to June 1994, Mr. O'Connell was Vice President of Hickock Associates Inc., a financial consulting company, and for 17 years prior thereto, was an employee and partner with KPMG Peat Marwick LLP (formerly KMG Main Hurdman).

     William T. McCaffrey was elected to the Board in June 1994. Since July 1987, Mr. McCaffrey had been the Senior Executive Vice President and Chief Operating Officer of The Equitable Companies Incorporated and its subsidiary, The Equitable Life Assurance Society of the United States; Mr. McCaffrey resigned from such offices in February 1998. He began his career with that company in 1954. Mr. McCaffrey received a B.S. degree from New York University and an M.S. degree from the Columbia University Graduate School of Business.

     Richard L. Dunning has been a Director since December 1996. Mr. Dunning is currently President and Chief Executive Officer and a director of VIMRX since April 1996. Prior to April 1996, Mr. Dunning served as Executive Vice President and Chief Financial Officer of The DuPont Merck Pharmaceutical Company since 1991.

     Laurence D. Fink was elected to the Board in December 1996. Mr. Fink has been Chairman and Chief Executive Officer and Director of BlackRock Financial Management (investment advisor) since 1988. Mr. Fink is a director of the closed end funds for which BlackRock serves as investment advisor. Mr. Fink also serves as a director of VIMRX.

     Stanley Knowlton was elected to the Board of Directors in January 1997. Since June 1989, Mr. Knowlton has been president of Knowlton Brothers, Inc. In addition, since May 1992, Mr. Knowlton has been an associate at Melhado, Flynn & Associates, Inc.

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


CONSULTANTS

     The Company is dependent upon the part-time services of the following three consultants:

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

     The Company has a consulting agreement with Dr. Altman dated as of April 1, 1992, which as amended in March 1994, terminates March 31, 1998. It is anticipated that Dr. Altman's agreement will be renewed. Pursuant to the agreement, Dr. Altman is required to spend approximately 15 days per year providing scientific consulting services (including participation on the SAB) concerning the use of EGSs to target RNAs for cleavage by RNase P and the use of hepatitis delta viruses to inactivate RNAs, for which he is paid $75,000 per year until March 31, 1996 and $90,000 per year thereafter. Dr. Altman's agreement contains provisions protecting him against conflicts with his obligations as an employee of Yale University, an agreement by Dr. Altman and the Company not to disclose proprietary information obtained from each other, and an agreement by the Company to indemnify Dr. Altman against claims arising in connection with his services to the Company.

     Timothy W. Nilsen, Ph.D. is a member of the Company's Science Advisory Board and is also a consultant to the Company effective November 1, 1997. Dr. Nilsen is Professor of Molecular Biology and Microbiology and of Medicine and is also Director of the Center for RNA Biology at the Case Western Reserve University School of Medicine where he has been since 1982. His primary areas of expertise are in ribosomal RNA processing in eukaryotic cells and molecular mechanisms of gene expression in parasitic nematodes. Dr. Nilsen received his undergraduate education at Fordham University and Ph.D. in molecular biology from the State University of New York at Albany.

     Pursuant to the consulting agreements, Dr. Nilsen provides scientific leadership within the Company's Functional Ribozyme Selection research area. For his consulting, Dr. Nilsen is paid $2500 per month for a minimum of four days per month and an additional $500 per day for each additional day over the minimum. In addition to this compensation, in 1997, the Company granted to Dr. Nilsen options to purchase 40,000 shares of the Company's common stock at $
0.6875 per share, which will vest in four equal installments at the end of each of the subsequent four years.

SCIENCE ADVISORY BOARD

     The Company has a Science Advisory Board ("SAB") which advises the Company from time to time with respect to the Company's scientific research and development programs. The members of the SAB are compensated through the payment of fees and the grant of stock options.

In addition to Dr. Robertson, Dr. Altman and Dr. Nilsen, the members of the Company's SAB are as follows:

  Allan R. Goldberg, Ph.D., a co-founder of the Company, is an adjunct professor at The Rockefeller University, and was a full-time member of their faculty from 1971 to 1989. He was a full-time employee of the Company since its inception in
1989 until his resignation in September 1997.   His primary research focused on
the mechanism of cell transformation by retroviruses. Dr. Goldberg's areas of expertise include virology, genetics, biochemistry and molecular biology, and cell biology.

  David A. Jackson, Ph.D., Chairman of the Board of the Company, has been Executive Vice President and Chief Scientific Officer of VIMRX since September 1996. For the 10 years prior to joining VIMRX, he held a series of research and development management positions with DuPont Pharmaceuticals and the DuPont Merck Pharmaceutical Company, the most recent being Senior Director of Discovery Research for Virology, Cancer and Molecular Biology. From 1980 through 1985, he was Senior Vice President for Research and Development and Chief Scientific Officer for Genex Corporation. From 1972 through 1980, he held appointments as Assistant and Associate Professor of Microbiology at the University of Michigan Medical School. Dr. Jackson received an A.B. degree in biology from Harvard College and a Ph.D. degree in Molecular Biology from Stanford University.

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

  Thomas J. Kindt, Ph.D., has been the Chief of the Laboratory of Immunogenetics at the National Institute of Allergy and Infectious Diseases in Bethesda, Maryland since 1977 and is also Director, Division of Intramural Research, National Institute of Allergy and Infectious Diseases since 1995. He is an Adjunct Professor in the department of microbiology and pediatrics at the Georgetown University School of Medicine and Dentistry. Dr. Kindt received his B.S. in chemistry from Thomas Moore College in Kentucky and his Ph.D. in biochemistry from the University of Illinois in Urbana.

  Richard M. Krause, M.D., has been Professor of Epidemiology and Professor of Medicine at Washington University School of Medicine and Professor and Senior Physician at The Rockefeller University. He was the Director of the National Institute of Allergy and Infectious Disease at the NIH. From 1984 to 1988, he was Dean of Emory University School of Medicine and since that time has been Senior Scientific Advisor at the Fogarty International Center (National Institutes of Health). Dr. Krause received his undergraduate education from Marietta College and his M.D. at Case Western Reserve University School of Medicine.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Based solely upon a review of Form 3 and 4 and amendments thereto, if any, furnished to the Company during fiscal year 1997 and Forms 5 and the amendments thereto, if any, furnished to the Company with respect to fiscal year 1997, the Company confirms that all reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended, were filed on a timely basis, except for a Form 4 for Francis M. O'Connell.


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


                               SUMMARY COMPENSATION TABLE
                                                                                                      Long Term
                                                                                                    Compensation
                                                                                                       Awards
                                 Annual Compensation
                                                                           Other             Restricted
      Name and                                                             Annual               Stock         Options/
      Principal                             Salary        Bonus          Compensation          Award(s)          SARs
      Position                Year            ($)          ($)              ($)(3)                ($)             (#)
      ---------              ----           ------        -----          ------------         ----------       --------
Thomas R. Sharpe/1/          1997          $ 40,500      $20,000                  --              --            300,000
President and Chief
Executive Officer

Allan R. Goldberg/2/         1997          $199,222           --              $50,000             --                --
Chairman and Chief           1996           200,000           --                  --              --             51,429
Executive Officer/2/         1995           188,750           --                  --              --             37,000



(1) Dr. Sharpe commenced employment on October 1, 1997

(2) Dr. Goldberg resigned in September 1997.

(3) Represents consulting fees paid to Dr. Goldberg subsequent to his resignation.


The Company has no stock appreciation rights plan or long-term incentive plan.

OPTION GRANTS IN LAST FISCAL YEAR

  The following table provides information related to options granted to the named executive officers during fiscal 1997.



                                         Individual Grants
                           -------------------------------------------------

                                             % of total
                                           Options Granted
                                           to Employees in      Exercise or                           Grant Date
                            Options            Fiscal            Base Price         Expiration       Present Value
Name                     Granted (#)(1)        Year             ($/share)             Date                $
-----                    ---------------  -----------------     -----------     ------------------  ---------------
Thomas R. Sharpe             300,000             27%               .844             10/01/02            $81,000

-----------------------------------------
(1)  Options to acquire shares of Common Stock.



AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

                                                                 Number of Unexercised           Value of Unexercised
                                                                      Options at                In-the-Money Options at
                               Shares                             Fiscal Year End (#)           Fiscal Year End ($) (1)
                              Acquired    Value Realized     -----------------------------   -----------------------------
Name                        on Exercise         ($)          Exercisable     Unexercisable    Exercisable    Unexercisable
------                      ------------  --------------     -----------     -------------    -----------    -------------
Thomas R. Sharpe                -0-             -0-             -0-            300,000            -0-             -0-

Dr. Allan R. Goldberg(2)        -0-             -0-           166,667           33,333            -0-             -0-

-----------------------------------------
(1) The Closing Price of the Company's Common Stock as reported by NASDAQ on December 31, 1997 was $0.375. Value is calculated on the basis of the difference between the exercise price and $0.375 multiplied by the number of shares of Common Stock underlying the option.

(2) In connection with his resignation and separation from the Company, Dr. Goldberg retained an option to purchase at an exercise price per share of $1.30 an aggregate of 200,000 shares of Common Stock, which option is immediately exercisable with respect to 166,667 shares. The balance of the option vests on October 1, 1998.

DIRECTORS' COMPENSATION

  While there is no formal policy pursuant to which the Company's directors receive fees for their services, from time to time they may receive compensation in the form of cash or securities, and they are reimbursed for expenses incurred by them in connection with the Company's business. Non-employee, non-VIMRX directors each receive a stipend of $500 per each directors' meeting attended in person and $250 for each telephonic meeting. See "Non-Employee Director Stock Option Plan."


COMPENSATION PURSUANT TO PLANS

1993 Stock Option Plan
----------------------

  In May 1993, the Company adopted its current stock option plan (as amended, the "Plan"). Under the Plan, 3,000,000 shares of Common Stock (subject to adjustment to cover stock splits, stock dividends, recapitalizations and other capital adjustments) are reserved for issuance upon exercise of options granted to officers, employees and directors of and advisors and consultants to the Company. The Plan provides that options granted thereunder will be designated as either incentive stock options or non-incentive stock options. Options designated as incentive stock options are intended to qualify as incentive stock options as defined in the Internal Revenue Code of 1986, as amended (the "Code"). The Plan will terminate in 2003, unless sooner terminated by the Board of Directors.

  Subject to the limitations set forth in the Plan, the Board of Directors or a committee of the Board has the authority to select the persons to whom grants are to be made, to designate the number of shares to be covered by each option, to determine whether an option is to be an incentive stock option or a non-incentive stock option, to establish vesting schedules and, subject to certain restrictions, to specify other terms of the options. The maximum term of options granted under the Plan is ten years. Options granted under the Plan generally are non-transferable and expire three months after the termination of an optionee's employment or directorship with the Company. In general, if an optionee dies, is permanently disabled or retires while employed or retained by the Company, such person's option may be exercised up to three months after his or her death or termination of employment due to disability or retirement.

  The exercise price of options granted under the Plan is determined by the Board of Directors (or its committee) at the time of grant. The exercise price of incentive stock options must equal at least the fair market value of the Common Stock on the date of grant. The exercise price of incentive stock options granted to any person who at the time of grant owns stock possessing more than 10% of the total combined voting power of all classes of stock must be at least 110% of the fair market value of such stock on the date of grant and the term of these options cannot exceed five years. The exercise price of non-incentive stock options may be less than 100% of the fair market value of the Common Stock on the date of grant. In November 1996, the Board of Directors authorized the cancellation of 1,443,925 then existing options and the grant of 1,473,889 new options under the Plan at an exercise price of $1.30 per share (the "Repricing"). As of March 16, 1998, options to purchase an aggregate of 2,167,488 shares of Common Stock at prices ranging from $0.84 to $9.75 have been granted and are outstanding under the Plan.

Non-Employee Director Stock Option Plan
---------------------------------------

  During 1994, the Company adopted a Non-Employee Director Stock Option Plan (as amended, the "Director's Plan"). Under the Director's Plan, as amended by the Board in November 1996, 270,000 shares of the Company's Common Stock have been reserved for stock option awards. Each new non-employee director is automatically granted an option to purchase 30,000 shares of common stock, on the date on or after June 1, 1994 on which he or she is initially appointed or elected as a director. The exercise price is equal to the fair market value on the date of grant. Such options vest ratably, at six month intervals over a three year period. In March 1996, and July 1996, subject to shareholder approval, the Company's Board of Directors amended the Director's Plan to allow for automatic grants of an option to purchase 10,000 shares at each director's second anniversary, and at each anniversary thereafter, with vesting to be 50% at the eighteenth month following grant, and 50% to be at the twenty-fourth month following grant. In connection with the Repricing, the Board of Directors canceled 130,000 then existing options. At March 16, 1998 options for 85,000 shares were outstanding under this plan and 185,000 shares were available for future grants. Presently, two (2) directors are eligible to participate in the Directors' Plan.


COMPENSATION COMMITTEE REPORT TO STOCKHOLDERS

  The report of the Compensation Committee shall not be deemed incorporated by reference by any general statement incorporating by reference this report into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

  The Company currently has a Compensation Committee, which was first formed in October 1993 and consists of William T. McCaffrey and Stanley Knowlton. The Compensation Committee regularly reviews and, with any changes it believes appropriate, approves the Company's compensation program.

Compensation Philosophy
-----------------------

  The Company believes that executive compensation should be closely related to increased stockholder value. Accordingly, the Company's executive compensation program is designed to provide competitive compensation, support the Company's strategic business goals and reflect Company performance.

  The compensation programs reflect the following principles:

     .  Compensation should encourage increased stockholder value.
     . Compensation programs should support the short- and long-term strategic business goals and objectives of the Company.
     . Compensation programs should reflect and promote the Company's values, and reward individuals for outstanding contributions toward business goals.
     . Compensation programs should enable the Company to attract and retain highly qualified professionals.


Pay Mix and Measurement
-----------------------

  The Company's executive compensation is comprised of two components, base salary and incentives, each of which is intended to serve the overall compensation philosophy.

Base Salary
-----------

  The Company's salary levels are intended to be consistent with competitive pay practices and level of responsibility, with salary increases reflecting competitive trends, the overall financial performance and resources of the Company, general economic conditions as well as a number of factors relating to the particular individual, including the performance of the individual executive, and level of experience, ability and knowledge of the job.

Incentives
----------

  Stock options are granted from time to time to reward key employees' contributions. The grant of options is based primarily on a key employee's potential contribution to the Company's growth and profitability. Options are granted at the prevailing market value of the Company's Common Stock and will only have value if the Company's stock price increases. Generally, grants of options vest over a period of time, and executives must be employed by the Company for such options to vest.

  In addition, from time to time, the Company may award cash bonuses to certain key employees. Cash bonuses, if any, represent a variable component of a key employee's compensation and give the Company certain flexibility in such compensation program. In determining cash bonuses, the Compensation Committee may consider factors such as relative performance of the Company during the year and the individual's contribution to the Company's performance.

Chief Executive Officer 1997 Compensation
-----------------------------------------

  The base annual salary for Dr. Sharpe, the Company's current President and Chief Executive Officer, was $162,000 during the Company's fiscal year ended December 31, 1997. Dr. Sharpe commenced his employment with the Company on October 1, 1997 and received an aggregate of $40,500 in salary for 1997. In addition, Dr. Sharpe received a cash bonus of $20,000 in 1997. In connection with his employment, the Company granted Dr. Sharpe options to purchase an aggregate of 300,000 shares of Common Stock, exercisable at $.844 per share, vesting in equal installments over four years.

  The base annual salary for Dr. Goldberg, the Company's former Chairman of the Board and Chief Executive Officer, was $200,000 during the Company's fiscal year ended December 31, 1997, (the same as his salary for the previous fiscal year). Until his resignation in September 1997, Dr Goldberg received an aggregate of $199,200 in salary for 1997, including accrued vacation. The Company did not grant Dr. Goldberg any additional options in 1997.

  The aggregate compensation paid to the Chief Executive Officers was deemed appropriate by the Compensation Committee considering the overall performance of the Company and such executive.

Tax Effects
-----------

  Changes made in 1993 to the Code impose certain limitations on the deductibility of executive compensation paid by public companies. In general, the Company may not deduct annual compensation paid to certain executive officers in excess of $1,000,000 except to the extent that such compensation qualifies as "performance-based compensation." Non-deductibility would result in additional tax cost to the Company. It is possible that at least some of the cash and equity-based compensation paid or payable to the Company's executive officers will not qualify for the "performance-based compensation" exclusion under the deduction limitation provisions of the Code. Nevertheless, the Committee anticipates that in making compensation decisions it will give consideration to the net cost to the Company (including, for this purpose, the potential limitation on deductibility of executive compensation).

  The Compensation Committee believes that linking executive compensation to corporate performance results in a better alignment of compensation with corporate business goals and stockholder value. In view of the Company's performance and achievement of goals and competitive conditions, the Compensation Committee believes that compensation levels during 1996 adequately reflect the Company's compensation goals and policies.


                            Compensation Committee
                            William T. McCaffrey
                            Stanley Knowlton


STOCK PRICE PERFORMANCE COMPARISON

  The Stock Price Performance Graph below shall not be deemed incorporated by reference by any general statement incorporating by reference this report into any filing under the Securities Act or the Exchange Act, except to the extent the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

  The graph below compares cumulative total return of the Company's Common Stock with the cumulative total return of (i) the Index for the NASDAQ Stock Market (U.S. Companies) and (ii) an industry peer group index consisting of the NASDAQ Pharmaceutical Index (the "Nasdaq Pharma Peer Index"). The graph assumes $100 was invested on the day the Company's Common Stock was first traded on Nasdaq in each of the Company's Common Stock, the stocks comprising the Index for the NASDAQ Stock Market (U.S. Companies) and the stocks comprising the Nasdaq Pharma Peer Index, and the reinvestment of dividends.


                         [GRAPH APPEARS HERE]

Measurement period                                        NASDAQ
(Fiscal Year Covered)           INVR          NASDAQ      PHARMA
---------------------           --------     --------    --------
Measurement PT -
09/30/93                        $100.00      $100.00     $100.00

FYE 12/31/93                    $151.5152    $ 94.3537   $108.3766
FYE 12/31/94                    $209.0909    $ 92.2300   $ 81.5686
FYE 12/31/95                    $101.5152    $130.4328   $149.2200
FYE 12/31/96                    $ 28.8485    $160.5111   $149.6750
FYE 11/31/97                    $ 14.3030    $200.0981   $158.3123


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


                                                                               Number             Percentage
                Name and Address                                              Owned (1)           Of Class
                ----------------                                         -------------------  -----------------
The Aries Domestic Fund, L.P. (2)......................................       2,500,000                7.2%
  c/o Paramount Capital Asset Management, Inc.
  787 Seventh Avenue
  New York, NY 10019

The Aries Fund, A Cayman Island Trust (3)..............................       2,500,000                7.2%
  c/o MeesPierson (Cayman) Limited
  P.O. Box 2003
  British American Centre
  Phase 3
  Dr. Roy's Drive
  George Town, Grand Cayman

VIMRX Pharmaceuticals Inc. (4).........................................      28,747,102               78.1%
  2750 Centerville Road, Suite 210
  Little Falls II
  Wilmington, DE 19808

Richard L. Dunning (5).................................................             500                 *
  VIMRX Pharmaceuticals Inc.
  2751 Centerville Road, Suite 210
  Little Falls II
  Wilmington, DE 19808

Laurence D. Fink (6)...................................................           5,000                 *
  BlackRock Financial Management, Inc.
  345 Park Avenue
  New York, NY 10154

Allan R. Goldberg (7)..................................................         192,892                 *
  200 East 66th Street, Apt. E1607
  New York, New York 10021

David A. Jackson.......................................................               0                ---
  VIMRX Pharmaceuticals Inc.
  2751 Centerville Road, Suite 210
  Little Falls, II
  Wilmington, DE 19808

Stanley Knowlton (8)...................................................          20,000                 *
  Knowlton Brothers, Inc.
  530 Fifth Avenue
  New York, NY 10036

William T. McCaffrey (9)...............................................          62,603                 *
  c/o Innovir Laboratories, Inc.
  510 East 73rd Street
  New York, New York 10021

Francis M. O'Connell (10)..............................................               0                ---

  VIMRX Pharmaceuticals Inc.
  2750 Centerville Road, Suite 210
  Little Falls II
  Wilmington, DE 19808

Thomas R. Sharpe (11)..................................................               0                ---
  Innovir Laboratories, Inc.
  510 East 73rd Street
  New York, New York 10021

All officers and directors as a group (7 persons) (12).................          88,103                 *

*    Less than 1%.

(1) Unless otherwise indicated below, all shares are owned beneficially and of record, and all options and warrants are exercisable within 60 days of December 31, 1997.
(2) Includes 1,750,000 shares of Common Stock owned by The Aries Fund, A Cayman Island Trust, an affiliate of the securityholder ("The Aries Trust" and, together with the securityholder, "The Aries Funds"). Paramount Capital Asset Management, Inc. ("Paramount Capital") is the general partner of the securityholder and the investment manager of The Lindsay A. Rosenwald, M.D. is the sole shareholder of Paramount Capital and a member of the Board of Directors of VIMRX Pharmaceuticals Inc. ("VIMRX"). In December 1996, The Aries Funds granted to VIMRX an irrevocable three-year proxy to vote their shares of Common Stock. See "Certain Relationships and Related Transactions."
(3) Includes 750,000 shares of Common Stock owned by The Aries Domestic Fund, L.P., an affiliate of the securityholder ("The Domestic Fund"). Paramount Capital is the investment manager of the securityholder and the general partner of The Domestic Fund; Lindsay A. Rosenwald, M.D. is the sole shareholder of Paramount Capital and a member of the Board of Directors of VIMRX. In December 1996, The Aries Funds granted to VIMRX an irrevocable three-year proxy to vote their securities. See "Certain Relationships and Related Transactions."
(4) Includes warrants to purchase 2,000,000 shares of Common Stock. Also includes an aggregate of 2,500,000 shares of Common Stock owned by The Aries Funds; in December 1996, The Aries Funds granted to VIMRX an irrevocable three-year proxy to vote their securities. See "Certain Relationships and Related Transactions."
(5) Consists of 500 shares of Common Stock which are owned by Mr. Dunning's wife; Mr. Dunning disclaims beneficial ownership of these shares. Mr. Dunning is President and Chief Executive Officer of VIMRX.
(6) Includes options to purchase 5,000 shares of Common Stock. Does not include options to purchase 25,000 shares of Common Stock which are not exercisable within 60 days of December 31, 1997.
(7) Includes options to purchase 166,667 shares of Common Stock. Does not include options to purchase 33,333 shares of Common Stock which are not exercisable within 60 days of December 31, 1997.
(8) Includes options to purchase 10,000 shares of Common Stock. Does not include options to purchase 20,000 shares of Common Stock which are not exercisable within 60 days of December 31, 1997.
(9) Includes Class B Warrants to purchase 16,810 shares of Common Stock and options to purchase 20,000 shares of Common Stock. Does not include options to purchase 20,000 shares of Common Stock which are not exercisable within 60 days of December 31, 1997.
(10) Does not include options to purchase 75,000 shares of Common Stock which are not exercisable within 60 days of December 31, 1997.
(11) Does not include options to purchase 300,000 shares of Common Stock which are not exercisable within 60 days of December 31, 1997.
(12) Includes the shares described in footnotes (5), (6) and (8) through (11) above.

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

  On December 23, 1996, the Company completed its acquisition from VIMRX of all of the issued and outstanding shares of the capital stock of VHL. In consideration for the shares of VHL, the Company issued to VIMRX shares of Class D Convertible Preferred Stock, convertible into an aggregate of 8,666,666 shares of Common Stock, and warrants to purchase 2,000,000 shares of Common Stock at exercise prices of $1.00 per share with respect to 1,000,000 shares and $2.00 per shares with respect to 1,000,000 shares. Simultaneously with the Company's acquisition of VHL, (i) The Aries Funds exercised for an aggregate purchase price of $3,000,000 Class C Warrants and unit purchase options to purchase an aggregate of 6,000,000 shares of Common Stock and Class C Warrants to purchase 2,000,000 shares of Common Stock and (ii) VIMRX, in exchange for $3,000,000 and 3,000,000 shares of VIMRX's common stock, acquired from The Aries Funds 9,500,000 shares of Innovir's Common Stock. In connection with the transaction between VIMRX and The Aries Funds, VIMRX received from The Aries Funds a three-year proxy granting VIMRX all voting rights with respect to the 500,000 shares of Common Stock and Class C Warrants to purchase 2,000,000 shares of Common Stock retained by The Aries Funds, which proxy does not restrict The Aries Funds from selling such securities; upon such a sale, the proxy will lapse with respect to any securities so sold. Prior to the consummation of these transactions, each of The Aries Funds' two designees to the Company's Board of Directors resigned from the Company's Board of Directors. Prior, and subsequent, to the consummation of these transactions, The Aries Funds were, and are, beneficial owners of more than 5% of the Company's voting securities. In connection with these transactions, VIMRX designated four directors to the Company's Board of Directors. Upon consummation of these transactions, VIMRX is the beneficial owner of a majority interest of the Company's voting securities. See "Security Ownership of Certain Beneficial Owners and Management."

  VIMRX currently provides to the Company all financial management and other support services. Both Mr. O'Connell, the Chief Financial Officer of the Company, and Dr. Jackson, Chairman of the Board of the Company, are employees of, and compensated by, VIMRX. Mr. Dunning, a director of the Corporation, is the President and Chief Executive Officer of VIMRX. In addition, Mr. Dunning and Mr. Fink, also a director of the Company, are directors of VIMRX.

  On December 31, 1997, the Company and VIMRX entered into the VIMRX Agreement pursuant to which the Company sold to VIMRX an aggregate of 5,080,436 shares of the Company's Common Stock for an aggregate purchase price of $2,000,000. In addition, the Company issued to VIMRX a warrant to purchase 1,000,000 shares of Common Stock at an exercise price per share of $0.393667. Pursuant to the VIMRX Agreement, the Company may require, from time to time until December 31, 1999, that VIMRX purchase from the Company up to $5,000,000 of Common Stock at a purchase price per share equal to the lower of (i) the average closing bid price per share of Common Stock during the preceding fifteen (15) days and (ii) $1.30; provided, however, that VIMRX will not be required to so purchase any Common Stock in the event it ceases to own at least 50% of the outstanding shares of Common Stock.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)  The following documents are filed as part of this report:

  Financial Statements
  --------------------
     The financial statements and financial statement schedule filed as part of this report are listed in the Index to Financial Statements on page F-1.

     All other schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

  (b)  Reports on Form 8-K
       -------------------

     During the last quarter of the period covered by this report, the Company filed a report on Form 8-K, dated October 3, 1997, regarding changes in management; no financial statements were filed in connection with such report.

  (c)  Exhibits
       --------

       Exhibit
          No.         Description
        -------       -----------
          3.1         Certificate of Incorporation, as amended/(1)/
          3.2         By-laws, as amended/(2)/
          3.3         Certificate of Designation, Number, Powers, Preferences
                      and Relative, Participating, Optional and Other Special
                      Rights and the Qualifications, Limitations, Restrictions and Other Distinguishing Characteristics of Class D
                      Convertible Preferred Stock of the Company, as filed on December 12, 1996/(7)/
          4.1         Specimen Certificate for Common Stock/(2)/
          4.2         Form of Class A Warrant/(2)/
          4.3         Form of Class B Warrant/(2)/
          4.4         Form of Unit Purchase Option/(2)/
          4.5         Form of Warrant Agreement/(2)/
          10.1        Form of Research Agreement, dated as of October 18, 1995,
                      between the Company and Rockefeller University/(3)/
          10.2        [Intentionally left blank]
          10.3        [Intentionally left blank]
          10.4        [Intentionally left blank]
          10.5        Form of Subscription Agreement by among the Company and
                      the parties therein relating to the private placement conducted pursuant to Regulation S, including form of the related Registration Rights Agreement, in November and
                      December 1995/(3)/
          10.6        [Intentionally left blank]
          10.7        [Intentionally left blank]
          10.8        [Intentionally left blank]
          10.9        Form of Research Collaboration Agreement, effective as of
                      March 18, 1996, by and between the University of Pennsylvania and the Company/(4)/
          10.10       Amendment No. 1 to Employment Agreement by and between the
                      Company and Allan R. Goldberg, dated as of April 1,
                      1996/(5)/
          10.11       Amendment No. 1 to Consulting Agreement between the
                      Company and Dr. Hugh Robertson, dated as of April 1,
                      1996/(5)/

          10.12 Form of Research Collaboration Agreement between the Company and Scripps Research Institute, effective as of April 6, 1996/(5)/
          10.13 Consulting Agreement, dated as of July 2, 1996, between the Company and Meyers Pollock Robbins Inc./(6)/

          10.14     Form of Research Agreement, dated as of July 2, 1996,
                    between the Company and Instituto di Ricerche di Biologia
                    Molecolare P. Angeletti/(6)/
          10.15     Second Amendment to License Agreement, entered into as of
                    August 29, 1996, by and between the Company and Yale
                    University/(6)/
          10.16     Common Stock and Warrant Purchase Agreement, dated as of
                    August 30, 1996, by and among the Company, The Aries Fund, A
                    Cayman Island Trust and The Aries Domestic Fund, L.P./(6)/
          10.17     Agreement, dated as of November 21, 1996, among VIMRX
                    Pharmaceuticals Inc. and the Company/(8)/
          10.18     Agreement and Waiver, dated December 23, 1996, by and
                    among VIMRX Pharmaceuticals Inc., the Company and The Aries
                    Fund, A Cayman Island Trust and The Aries Domestic Fund,
                    L.P./(8)/
          10.19     Services Agreement, dated December 23, 1996, by and
                    between VIMRX Pharmaceuticals Inc. and the Company/(8)/
          10.20     Amended and Restated Employment Agreement, made as of
                    December 1, 1996, between the Company and Allan R.
                    Goldberg/(8)/
          10.21     Form of Research Agreement, effective as of March 18,
                    1997, between the Company and Albert Einstein College of
                    Medicine of Yeshiva University/(9)/
          10.22     Separation Agreement, dated September 1997, by and between the Company and Allan R. Goldberg/(10)/
          10.23     Agreement, made as of December 31, 1997, by and between
                    VIMRX Pharmaceuticals  Inc. and the Company
          23        Consent of Independent Accountants
          27        Financial Data Schedule

(1) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996.
(2) Incorporated by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-63142), declared effective on August 12, 1993.
(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 1995.
(4) Incorporated by reference to the Company's Post-Effective Amendment No.3 to Registration Statement on Form S-1 (Reg. No. 33-63142).
(5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996.
(6) Incorporated by reference to the Company's Current Report on Form 8-K, dated August 30, 1996, as filed September 18, 1996.
(7) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 1996.
(8) Incorporated by reference to the Company's Current Report on Form 8-K, dated December 23, 1996, as filed January 7, 1997.
(9) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997.
(10) Incorporated by reference to the Company's Quarterly Report on Form
     10-Q for the quarterly period ended September 30, 1997.

INDEX


PART I  FINANCIAL STATEMENTS

                                                                                                                Page
                                                                                                           --------------
Independent Auditors' Report                                                                                    F-2

Report of Independent Accountants                                                                               F-3

Independent Auditors' Report                                                                                    F-4

Consolidated Balance Sheets at December 31, 1997 and 1996                                                       F-5

Consolidated Statements of Operations for the years ended December 31, 1997 and 1996, and for the period from January 6, 1995 (inception) through December 31, 1995 and the period from January 6, 1995
 (inception) through December 31, 1997.                                                                         F-6

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1997 and
 1996, and for the period from January 6, 1995 (inception) through December 31, 1995.                           F-7


Consolidated Statements of Cash Flows for the years ended December 31, 1997 and 1996, and for the period from January 6, 1995 (inception) through December 31, 1995 and the period from January 6, 1995
 (inception) through December 31, 1997.                                                                         F-8

Notes to Financial Statements                                                                               F-9 to F-27

                         Independent Auditors' Report


The Board of Directors and Stockholders
Innovir Laboratories, Inc.:

We have audited the accompanying consolidated balance sheet of Innovir Laboratories, Inc. and subsidiaries (a development stage enterprise) as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended, and for the period from January 6, 1995 (inception) to December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The accompanying financial statements of Innovir Laboratories, Inc. as of December 31, 1996, were audited by other auditors whose report thereon dated March 4, 1997, expressed an unqualified opinion on those statements. The accompanying financial statements of Innovir Laboratories, Inc. as of December 31, 1995, were audited by other auditors whose reported dated January 3, 1996, except for note 3(b), and the first paragraph of note 1(b) and to the retroactive change of the stockholders' capital accounts, for which the dates are May 22, 1996 and December 23, 1996, respectively, expressed an unqualified opinion on those statements but included an emphasis of matter paragraph regarding the Company's dependence on VIMRX Pharmaceuticals Inc. (its parent company) for financial support. Our opinion on the consolidated statements of operations, stockholders' equity and cash flows, insofar as it relates to the amounts included for the period from January 6, 1995 (inception) to December 31, 1996 is based solely on the reports of other auditors which have been furnished to us.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of the other auditors provides a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of the other auditors, the 1997 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Innovir Laboratories, Inc. and subsidiaries (a development stage enterprise) as of December 31, 1997 and the results of their operations and their cash flows for the year then ended and for the period from January 6, 1995 (inception) to December 31, 1997, in conformity with generally accepted accounting principles.


KPMG Peat Marwick LLP


Wilmington, Delaware
March 23, 1998

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Innovir Laboratories, Inc. and Subsidiaries
(formerly VIMRx Holdings, Ltd. and Subsidiaries):

We have audited the accompanying consolidated balance sheet of Innovir Laboratories, Inc. and Subsidiaries, (the "Company") (formerly VIMRx Holdings, Ltd. and Subsidiaries) (a development stage enterprise) at December 31, 1996, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1996, and the consolidated results of its operations and its consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.


                                                COOPERS & LYBRAND L.L.P.

New York, New York
March 4, 1997

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Innovir Laboratories, Inc.
(formerly VIMRx Holdings, Ltd.)
Wilmington, Delaware

We have audited the accompanying consolidated statements of operations, changes in stockholders' equity and cash flows of Innovir Laboratories, Inc. and subsidiary (a development stage company) for the period January 6, 1995 (inception) through December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the consolidated results of operations and consolidated cash flows of Innovir Laboratories, Inc. and subsidiary for the period from January 6, 1995 (inception) through December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 1(a) to the financial statements, the Company is dependent on VIMRx Pharmaceuticals, Inc. for financial support.


Richard A. Eisner & Company, LLP

New York, New York
January 3, 1996

With respect to the acquisition of Ribonetics in Note 3(b), Mary 22, 1998

With respect to the first paragraph of Note 1(b) and to the retroactive change of the stockholders' capital accounts, December 23, 1996

INNOVIR LABORATORIES, INC. and SUBSIDIARIES
(A Development Stage Enterprise)


CONSOLIDATED BALANCE SHEETS

                                                                                                  December 31,
                                                                                  ---------------------------------------------
                                ASSETS:                                                     1997                   1996
                                                                                  ---------------------------------------------
Current assets:
     Cash and cash equivalents                                                    $        2,159,000     $        6,412,000
     Prepaid expenses and other current assets                                               184,000                203,000
                                                                                  ---------------------------------------------
                   Total current assets                                                    2,343,000              6,615,000

Fixed assets less accumulated depreciation and amortization                                2,345,000              2,439,000
Amount due from VIMRX Pharmaceuticals Inc.                                                        --                535,000
Goodwill, less accumulated amortization of $412,000 at December 31, 1997                     826,000              1,236,000
Other assets                                                                                 220,000                249,000
                                                                                  ---------------------------------------------
                   Total assets                                                   $        5,734,000     $       11,074,000
                                                                                  =============================================

                        LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
   Accounts payable and accrued expenses                                          $        1,274,000     $        1,319,000
   Capital leases                                                                            382,000                472,000
   Term note payable                                                                         130,000                 36,000
                                                                                  ---------------------------------------------
                   Total current liabilities                                               1,786,000              1,827,000

Amount due to VIMRX Pharmaceuticals Inc.                                                     838,000                     --
Term note payable                                                                             96,000                227,000
Capital leases                                                                               289,000                463,000
                                                                                  ---------------------------------------------
                   Total liabilities                                                       3,009,000              2,517,000
                                                                                  ---------------------------------------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, par value $.06; 15,000,000 shares authorized:
   Class B Convertible Preferred Stock; 2,500,000 shares designated;
   280,000 shares issued and outstanding at December 31, 1997,
   (liquidation value  $1,485,000); 297,000 shares issued and
   outstanding at December 31, 1996                                                           17,000                 18,000
       Class D Convertible Preferred Stock; 8,667,000 shares
           designated, issued and outstanding at December 31, 1996                                --                520,000
           (liquidation value of $13,000,000); none at 1997
Common stock, par value $.013; 70,000,000 shares authorized;
   34,831,000 shares issued and outstanding at December 31, 1997,
   17,946,000 shares issued and outstanding at December 31, 1996                             453,000                233,000
Additional paid-in capital                                                                34,036,000             29,667,000
Cumulative translation adjustment                                                            (40,000)                (8,000)
Unearned compensation                                                                             --               (181,000)
Deficit accumulated during the development stage                                         (31,741,000)           (21,692,000)
                                                                                  ---------------------------------------------
                   Total stockholders' equity                                              2,725,000              8,557,000
                                                                                  ---------------------------------------------
                   Total liabilities and stockholders' equity                     $        5,734,000     $       11,074,000
                                                                                  =============================================

    The accompanying notes are an integral part of the financial statements.

INNOVIR LABORATORIES, INC. and SUBSIDIARIES
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                         PERIOD                       PERIOD
                                                                                     JANUARY 6, 1995             JANUARY  6, 1995
                                FOR THE  YEAR ENDED      FOR THE YEAR ENDED        (INCEPTION) THROUGH         (INCEPTION) THROUGH
                                    DECEMBER 31,            DECEMBER 31,              DECEMBER 31,                 DECEMBER 31,
                                        1997                    1996                      1995                         1997
                               ---------------------    -------------------    --------------------------    -----------------------
Operating Expenses:
Research and development      $           6,399,000    $         1,946,000    $                1,434,000    $             9,779,000
Purchased in process
 research                                        --             17,374,000                            --                 17,374,000
      and development
General and administrative                3,375,000                506,000                       568,000                  4,449,000
Amortization of Goodwill                    412,000                     --                                                  412,000
                              ---------------------    -------------------    --------------------------    -----------------------

                                         10,186,000             19,826,000                     2,002,000                 32,014,000
                              ---------------------    -------------------    --------------------------    -----------------------

Other (income) expenses:
Interest income                            (136,000)               (13,000)                           --                   (149,000)

Interest expense                            126,000                  4,000                        24,000                    154,000
Other-net                                  (127,000)              (151,000)                           --                   (278,000)

                              ---------------------    -------------------    --------------------------    -----------------------

                                           (137,000)              (160,000)                       24,000                   (273,000)

                              ---------------------    -------------------    --------------------------    -----------------------


             Net (loss)       $         (10,049,000)   $       (19,666,000)   $               (2,026,000)   $           (31,741,000)

                              =====================    ===================    ==========================    =======================



Loss per share data:

Basic loss per share          $               (0.43)   $             (2.03)   $                    (0.21)
                              =====================    ===================    ==========================


Weighted average number of
   shares of Common
         Stock outstanding               23,509,000              9,685,000                     9,500,000
                              =====================    ===================    ==========================

Diluted loss per share        $               (0.43)   $             (2.03)   $                    (0.21)
                              =====================    ===================    ==========================


Weighted average number of
   shares of Common
   Stock and dilutive
   equivalent shares
   outstanding                            23,509,000              9,685,000                     9,500,000
                               =====================    ===================   ===========================


   The accompanying notes are an integral part of the financial statements.

INNOVIR LABORATORIES, INC. and SUBSIDIARIES
(A Development Stage Enterprise)
For the period from January 6, 1995 (inception) to December 31, 1997 Consolidated Statement of Changes in Stockholders' Equity (Deficit)



                                          Class B Convertible   Class D Convertible
                                            Preferred Stock       Preferred Stock        Common Stock        Additional
                                          -------------------   -------------------   -------------------     Paid-In
                                           Shares      Amount    Shares       Amount    Shares      Amount     Capital
                                          --------    -------   ---------    -------   ---------   -------   ----------
Issuance of common stock and
  Class D Convertible
  Preferred Stock in consideration
  for cash of $12,000 and the assignment
  of certain notes receivable of $60,000       --         --    8,667,000   $520,000   9,500,000  $124,000    $(572,000)

Net loss for the period from January 6,
  1995 to December 31, 1995                    --         --          --         --          --        --           --
                                          --------    -------   ---------    -------  ----------   -------   ----------

        Balance at December 31, 1995           --         --    8,667,000    520,000   9,500,000   124,000     (572,000)

Contributed capital resulting from capital
  infusion or forgiveness of inter-company
  liabilities                                  --         --          --         --          --        --     8,400,000

 Contributed capital resulting from the
  acquisition of Ribonetics GmbH               --         --          --         --          --        --     3,713,000

Contributed capital resulting from the
  acquisition of Innovir
  Laboratories, Inc.                       297,000    $18,000         --         --    8,446,000   109,000   17,919,000

Compensation expense incurred in
  connection with the issuance of stock        --         --          --         --          --        --           --
  options

Cumulative translation adjustment              --         --          --         --          --        --       207,000

Net loss, for the year ended December 31,
  1996                                         --         --          --         --          --        --           --
                                          --------    -------   ---------    -------  ----------   -------   ----------
Balance at December 31, 1996               297,000     18,000   8,667,000    520,000  17,946,000   233,000   29,667,000

Exercise of options and warrants               --         --          --         --    3,131,000    41,000    1,973,000

Costs incurred in connection with issuance
  of equity securities                         --         --          --         --          --        --       (24,000)

Conversion of Class B Convertible Stock    (17,000)    (1,000)        --         --       26,000       --         1,000

Conversion of Class D Convertible Stock        --         --   (8,667,000) $(520,000)  8,667,000   113,000      407,000

Issuance of common stock                       --         --          --         --    5,080,000    66,000    1,934,000

Adjustment for shares held in escrow in
  connection with stockholder's
  litigation                                   --         --          --         --      (19,000)      --           --

Compensation expense incurred in
  connection with the issuance of
  stock options                                --         --          --         --          --        --        78,000

Amortization of unearned compensation          --         --          --         --          --        --           --

Translation adjustment                         --         --          --         --          --        --           --

Net loss for the year ended December 31,
  1997                                         --         --          --         --          --        --           --
                                          --------    -------   ---------    -------  ----------   -------   ----------
Balance at December 31, 1997               280,000    $17,000         --         --   34,831,000  $453,000  $34,036,000
                                          ========    =======   =========    =======  ==========   =======   ==========





                                                                    Cumulative
                                                     Unearned       Translation     Deficit
                                                   Compensation     Adjustment      Retained       Total
                                                   ------------     -----------   -----------  ------------
Issuance of common stock and
  Class D Convertible
  Preferred Stock in consideration
  for cash of $12,000 and the assignment
  of certain notes receivable of $60,000                    --               --            --  $     72,000

Net loss for the period from January 6,
  1995 to December 31, 1995                                 --               --    (2,026,000)   (2,026,000)
                                                                                  -----------   -----------
        Balance at December 31, 1995                        --                     (2,026,000)   (1,954,000)

Contributed capital resulting from capital
  infusion or forgiveness of inter-company
  liabilities                                                                --            --     8,400,000

 Contributed capital resulting from the
  acquisition of Ribonetics GmbH                            --               --            --     3,713,000

Contributed capital resulting from the
  acquisition of Innovir
  Laboratories, Inc.                                  (181,000)              --            --    17,865,000

Compensation expense incurred in
  connection with the issuance of stock                     --
  options                                                                    --            --       207,000

Cumulative translation adjustment                           --           (8,000)           --        (8,000)

Net loss, for the year ended
  December 31, 1996                                         --               --   (19,666,000)  (19,666,000)
                                                   ------------     -----------   -----------   -----------
Balance at December 31, 1996                          (181,000)          (8,000)  (21,692,000)    8,557,000

Exercise of options and warrants                            --               --            --     2,014,000

Costs incurred in connection with issuance
  of equity securities                                      --               --            --       (24,000)

Conversion of Class B Convertible Stock                     --               --            --            --

Conversion of Class D Convertible Stock                    --                --            --            --

Issuance of common stock                                    --               --            --     2,000,000

Adjustment for shares held in escrow in
  connection with stockholder's litigation                  --               --            --            --

Compensation expense incurred in
  connection with the issuance of
  stock options                                             --               --            --        78,000

Amortization of unearned compensation                   181,000              --            --       181,000

Translation adjustment                                      --          (32,000)           --       (32,000)

Net loss for the year ended December 31,
  1997                                                      --               --   (10,049,000)  (10,049,000)
                                                   ------------     ------------  -----------   -----------
Balance at December 31, 1997                                --      $   (40,000) $(31,741,000) $  2,725,000
                                                   ============     ============  ===========   ===========

INNOVIR LABORATORIES, INC. and SUBSIDIARIES
(A Development Stage Enterprise)

Consolidated Statements of Cash Flows


                                                                                             January 6,         January 6,
                                                                                               1995               1995
                                                          For the year    For the year     (Inception)         (Inception)
                                                             ended            ended          through             through
                                                          December 31,    December 31,     December 31,       December 31,
                                                             1997             1996            1995               1997
                                                       -------------     -------------     ------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net (loss)                                          $(10,049,000)     $(19,666,000)     $(2,026,000)     $(31,741,000)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
    Depreciation                                             795,000           146,000            4,000           945,000
    Amortization of goodwill                                 412,000                --               --           412,000
    Purchased in process research and development                 --        17,374,000               --        17,374,000
    Provision for losses on notes receivable                      --                --           85,000            85,000
    Non cash compensation                                    259,000           207,000               --           466,000

Changes in operating assets and liabilities:
    (Increase) in other current assets                        (7,000)          (37,000)          (3,000)          (47,000)
    (Increase) in other assets                                (1,000)               --               --            (1,000)
    (Decrease) increase in accounts payable and
     accrued expenses                                        (40,000)          540,000           43,000           543,000
                                                       -------------     -------------     ------------     -------------
        Net cash (used in) operating activities           (8,631,000)       (1,436,000)      (1,897,000)      (11,964,000)
                                                       -------------     -------------     ------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of equipment                                   (664,000)         (605,000)         (49,000)       (1,318,000)
    Cash acquired in acquisitions                                 --         3,532,000                          3,532,000
                                                       -------------     -------------     ------------     -------------
        Net cash (used in) provided by investing
         activities                                         (664,000)        2,927,000          (49,000)        2,214,000
                                                       -------------     -------------     ------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of common stock, net                3,990,000                --           12,000         4,002,000
    Advances and contributed capital from VIMRX
               Pharmaceuticals Inc.                        1,372,000         4,864,000        2,002,000         8,238,000
    Repayment of capital leases                             (390,000)               --               --          (390,000)
                                                       -------------     -------------     ------------     -------------
        Net cash provided by financing activities          4,972,000         4,864,000        2,014,000        11,850,000
                                                       -------------     -------------     ------------     -------------
    Effect of exchange rate changes on cash                   70,000           (11,000)              --            59,000
                                                       -------------     -------------     ------------     -------------

        Net (decrease) increase in cash and cash
          equivalents                                     (4,253,000)        6,344,000           68,000         2,159,000

Cash and cash equivalents at beginning or period           6,412,000            68,000               --                --
                                                       -------------     -------------     ------------     -------------

Cash and cash equivalents at end of  period             $  2,159,000      $  6,412,000      $    68,000      $  2,159,000
                                                       =============     =============     ============     =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
     Cash paid for interest                             $    126,000      $      3,000               --      $    129,000
                                                       =============     =============     ============     =============

For non-cash transactions, see Notes 3 & 5.

    The accompanying notes are an integral part of the financial statements.

INNOVIR LABORATORIES, INC. and SUBSIDIARIES
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 1997, 1996 and 1995
All amounts in thousands except share and per share data


NOTE 1 THE BUSINESS

  (a)  Operations

       Innovir Laboratories, Inc. ("Innovir") is a biotechnology company developing a new class of biopharmaceutical agents based on proprietary technology for the treatment and prevention of diseases and also for genomic and pharmaceutical research. As a development stage enterprise, all of the Company's efforts, to date, have been devoted to research and development, raising capital, acquiring equipment, setting up research laboratories, and financial planning. The Company's research laboratories are located in the United States, the United Kingdom and Germany.

       The Company has no product sales to date, and has limited capital resources and recurring net operating losses. The Company is dependent upon receipt of additional capital investment or other financing to fund its planned research activities. Assuming that the Company can obtain sufficient financing to complete development of marketable products, the Company may ultimately need to enter into collaborative agreements with others to obtain regulatory approvals, fund early operating losses, and if deemed appropriate, establish manufacturing, marketing and sales capabilities.

       The Company has sustained operating losses and negative cash flows from operations since its inception and expects these conditions to continue for the foreseeable future. Management believes that existing liquid assets combined with commitments from VIMRX Pharmaceuticals, Inc., ("VIMRX") will enable the Company to continue to operate through the first quarter of 1999. After that date, the Company will need to raise additional financing through public or private equity financings or other arrangements to finance operations. In the event the Company is unable to raise additional capital, operations after that date will need to be scaled back or discontinued.

  (b)  Ownership

       The Company's shares are publicly traded on NASDAQ under the symbol "INVR". On November 21, 1996, Innovir, VIMRX, and certain stockholders of Innovir executed agreements (the "Transaction") whereby VIMRX acquired 68% of Innovir and Innovir would acquire all of the issued and outstanding shares of VIMRX Holdings, Ltd. ("VHL"), a wholly-owned subsidiary of VIMRX. The transaction was consummated on December 23, 1996. As further discussed in Note 3, for financial reporting purposes, the Transaction has been accounted for as a reverse acquisition in which VHL is deemed to be the acquirer of Innovir and the surviving company. In connection therewith, VHL's capital accounts were retroactively recapitalized to reflect the capital accounts of Innovir. VHL then assumed the name of Innovir Laboratories, Inc. and Subsidiaries (the "Company").

       In December 1997, through an additional investment of approximately $2,000 for 5,080,000 shares of Common Stock, VIMRX increased its ownership in the Company to approximately 70%.

INNOVIR LABORATORIES, INC. and SUBSIDIARIES
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 1997, 1996 and 1995
All amounts in thousands except share and per share data

  (c)  Risks

       The Company is subject to those risks associated with development stage enterprises. There can be no assurance that the Company's research and development will be successfully completed, that any products developed will obtain necessary government regulatory approval, or that any approved product will be commercially viable. In addition, the Company operates in an environment of rapid technological change, and is dependent upon the services of its employees and consultants.


NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a)  Basis of  Presentation

       The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company expects to incur substantial expenditures in the foreseeable future related to research, development and commercialization of its proposed products. Based on current projections, which are subject to change (such change may be significant), the Company's management believes that the cash and cash equivalents on hand at December 31, 1997 and commitments for additional financing by VIMRX will be sufficient to fund its operations into the first quarter of the year ending December 31, 1999. Thereafter, the Company will require additional funds, which it may seek to raise through public or private equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing, which may include the sale, licensing or spinning off of certain of the Company's technologies. There can be no assurance that such additional financing will be obtained on terms reasonable to the Company, if at all. In the event that the Company is unable to raise additional capital, planned operations would need to be scaled back or discontinued during 1999.

  (b)  Principles of Consolidation

       The consolidated financial statements include the financial statements of the Company and its three wholly-owned subsidiaries, VHL, Innovir Ltd., Ribonetics GmbH and Innovir GmbH. All significant intercompany balances and transactions have been eliminated in consolidation.

  (c)  Foreign currency translation

       Financial statements of foreign subsidiaries are translated into US dollars using the year-end rate for net assets, and average exchange rates for revenue and expense accounts. Adjustments resulting from these translations are reflected directly in stockholders' equity.

INNOVIR LABORATORIES, INC. and SUBSIDIARIES
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 1997, 1996 and 1995
All amounts in thousands except share and per share data

  (d)  Cash and Cash Equivalents

       Cash and cash equivalents of $2,159 and $6,412 at December 31, 1997 and 1996, respectively, consist of money market deposits, bank deposits, and a mutual fund which invests in short duration bonds. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company holds no collateral for these financial instruments.

  (e)  Fixed assets

       Fixed assets, which consist principally of office equipment, laboratory equipment, and leasehold improvements, are stated at cost. Fixed assets under capital lease are stated unless it is under a capital lease, at the present value of minimum lease payments.

       Depreciation of equipment is calculated on the straight-line method over the estimated useful lives of the assets which range from 4 to 15 years. Equipment held under capital leases and leasehold improvements are amortized on a straight line basis over the shorter of the lease term or estimated useful life of the asset.

       Expenditures for maintenance and repairs which do not materially extend the useful lives of the assets are charged to operations as incurred.
       The cost and related accumulated depreciation or amortization of assets retired or sold are removed from the respective accounts, and any gain or loss is recognized in the statement of operations.

  (f)  Goodwill

       Goodwill of $1,236 arose on the Transaction. This goodwill represents the excess of purchase price paid by VIMRX over 68% of the fair value of net assets acquired and purchased in-process research and development, which is amortized on a straight-line basis over the period of expected benefit which is 3 years.

       The carrying value of goodwill is reviewed periodically by assessing the advancement of Innovir's technology and the continued employment of Innovir's workforce and consultants. Should such a review indicate that the value of goodwill will not be realized, the Company's carrying value of the goodwill will be reduced.

  (g)  Other assets

       Other assets consist principally of security deposits and deferred financing costs. Deferred financing costs associated with obtaining debt financing have been capitalized and are being amortized on a basis which approximates the interest method, over the term of the loan.

  (h)  Research and Development

       Research and development costs are expensed as incurred. In the event of a business combination, purchased research and development is valued and included in the allocation of the purchase price. If technological feasibility of the acquired technology can not be

INNOVIR LABORATORIES, INC. and SUBSIDIARIES
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 1997, 1996 and 1995
All amounts in thousands except share and per share data


       established at the date of acquisition and the technology has no future alternative uses, the amount is immediately charged to expense.

   (i) Income Taxes

       Income taxes are accounted for under the asset and liability method in accordance with the Statement of Financial Accounting Standards No. 109 ("SFAS 109"). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets may be reduced, if necessary, by a valuation allowance for any tax benefits which are not expected to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

   (j) Stock-Based Compensation

       Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS No. 123), Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

  (k)  Net loss per share

       Basic net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted average number of shares of common and potentially dilutive shares outstanding during the period. Potentially dilutive common shares consist of stock options and warrants and convertible preferred stock using the treasury stock method and are excluded if their effect is antidilutive.

       Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128") Earnings Per Share ("EPS"). SFAS 128 establishes and simplifies the standards for computing earnings per share previously found in Accounting principles Board Opinion No. 15, Earnings Per Share ("APB 15") and makes them comparable to international EPS standards. The adoption of SFAS 128 did not have a material impact on prior year financial statements.

INNOVIR LABORATORIES, INC. and SUBSIDIARIES
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 1997, 1996 and 1995
All amounts in thousands except share and per share data


       For all periods presented, the net loss per share is computed assuming that the recapitalization discussed in Note 3 had occurred on January 6, 1995.

  (l)  Commitments and Contingencies

       Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

 (m)   Impairment of Long-Lived Assets

       The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Such asset is deemed impaired and written down to its fair value if expected future cash flows are less that its carrying amount.

  (n)  Use of Estimates

       The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported assets and liabilities as well as the disclosure of contingencies. Actual results could differ from those estimates.

  (o)  Reclassifications

       Certain prior year amounts have been reclassified to conform with current year presentation.

  (p)  New Accounting Pronouncements

       In June 1997, the FASB issued Statement of Financial Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 requires that all items are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The Company plans to adopt this accounting standard as required. The adoption of SFAS 130 will have no impact on the Company's earnings, financial condition or liquidity, but will require the Company to classify items of other comprehensive income in a financial statement and display the accumulated balance of other comprehensive income in a financial statement and display the accumulated balance of other comprehensive income separately in the equity section of the balance sheet.

INNOVIR LABORATORIES, INC. and SUBSIDIARIES
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 1997, 1996 and 1995
All amounts in thousands except share and per share data


       In June 1997, the FASB also issued Statement of Financial Standard No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 supersedes Statement of Financial Standards No. 14, Financial Reporting for Segments of a Business Enterprise, and establishes new standards for reporting information about operation segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for periods beginning after December 15, 1997. SFAS 131 affects reporting in financial statements only and will have no impact on the Company's results of operations, financial condition or liquidity.

       In February, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits (SFAS 132) which amends the disclosure requirements of Statements No. 87, Employers' Accounting for Pensions (SFAS 87). The Company does not believe that adoption of SFAS 132 will have a material impact on its financial position.


NOTE 3 ACQUISITIONS

  (a)  Change in Control / Reverse Acquisition

       As discussed in Note 1, Innovir, VIMRX and certain stockholders of Innovir (the "Aries Fund") entered into the Transaction whereby VIMRX acquired 68% of Innovir, and Innovir acquired 100% of the outstanding capital stock of VHL. On December 23, 1996, in consideration for the acquisition of VHL, Innovir issued 8,666,666 shares of a newly designated series of preferred stock, Class D Convertible Preferred Stock and warrants to purchase two million shares of the Company's common stock. The warrants expire after five years. The exercise price for the first million warrants is $1 per share. The remaining warrants have an exercise price of $2 per share.

       Simultaneous with Innovir's acquisition of VHL, VIMRX, in exchange for $3,000 and three million shares of VIMRX's common stock, acquired 9.5 million shares of Innovir's common stock from the Aries Fund, thereby increasing VIMRX's ownership interest in Innovir to 68%. In addition, VIMRX and the Aries Funds entered into an agreement whereby VIMRX obtained the right to vote 2,500,000 shares of Innovir's common stock held by the Aries Fund, thereby effectively giving VIMRX voting control of an aggregate of 18,666,666 shares of Innovir's stock.

       The Company's acquisition of VHL and VIMRX's partial acquisition of Innovir have been accounted for as a purchase in accordance with APB Opinion No. 16, Business Combinations, ("APB 16"), and Emerging Issues Task Force Issue No. 90-13, Accounting for Simultaneous Common Control Mergers, ("EITF 90-13"). The application of APB 16 and EITF 90-13 requires that the Transaction be accounted for as a reverse acquisition, and accordingly, for accounting purposes:

          (a)  VHL is deemed to be the acquirer and the surviving company;
          (b) since Innovir is deemed to be the legal acquirer, VHL's historic capital accounts have been retroactively restated ("recapitalized") to reflect Innovir's capital accounts and the equivalent number of shares received by VIMRX in the Transaction;
          (c) to the extent VIMRX has acquired Innovir (68%), Innovir has revalued its assets and liabilities to fair value; and
          (d) the assets and liabilities of VHL are carried at VHL's historic cost.



       VIMRX's purchase price for 68% of Innovir totaled approximately $17,000 which was allocated as follows:

INNOVIR LABORATORIES, INC. and SUBSIDIARIES
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 1997, 1996 and 1995
All amounts in thousands except share and per share data



          Tangible assets                        $ 3,700
          Liabilities                             (1,800)
          In-process research and development     13,800
          Goodwill                                 1,300
                                                 -------
                                                 $17,000
                                                  ======


       In-process research and development was immediately expensed since technological feasibility had not yet been established, and there was no alternative future use.

  (b)  Acquisition of Ribonetics GmbH

       During 1996, VHL acquired 100% of the capital stock of Ribonetics GmbH ("Ribonetics") in consideration for approximately $1,600 cash and a warrant to purchase 365,000 shares of VIMRX's common stock at an exercise price of $.01 per share (the "Acquisition"). The Acquisition was accounted for as a purchase, and the operating results of the Company include those of Ribonetics for the seven months ended December 31, 1996. The total purchase price aggregated $3,714 and was allocated as follows:


          Tangible assets                        $475
          Liabilities                            (289)
          In-process research and development   3,528
                                               ------
                                               $3,714
                                                =====

       In-process research and development was immediately expensed since technological feasibility had not yet been established, and there was no alternative future use.

  (c)  Pro Forma Results of Operations (Unaudited):

       The following pro forma unaudited results of operations have been prepared as if the Transaction and the Acquisition discussed above had occurred at the beginning of the respective periods ending December 31.


                                                            Period from
                                                        January 6, 1995
                                        Year ended  (Inception) through
                                 December 31, 1996    December 31, 1995
                                       (unaudited)          (unaudited)
           Other income                    $   338               $1,360
           Expenses                         12,532                9,698
                                           -------               ------
           Net loss                        $12,194               $8,338
                                           =======               ======
           Basic and diluted
            loss per share                 $  0.68               $ 0.46
                                           =======               ======

       The pro forma results of operations above includes adjustment for the amortization of intangibles and exclude non-recurring charges related to purchase in-process research and development arising from the Transaction and the Acquisition.

INNOVIR LABORATORIES, INC. and SUBSIDIARIES
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 1997, 1996 and 1995
All amounts in thousands except share and per share data

       The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the Transaction and the Acquisition been consummated at the beginning of the respective period, nor are they necessarily indicative of future operating results.

NOTE 4 FIXED ASSETS

       Fixed assets as of December 31, 1997 and 1996 are comprised of the following:

                                                          1997    1996
                                                         ------  ------

       Office and laboratory equipment                   $2,666  $1,900
       Leasehold improvements                               561     689
                                                         ------  ------
                                                          3,227   2,589
       Less accumulated depreciation and amortization       882     150
                                                         ------  ------

       Net fixed assets                                  $2,345  $2,439
                                                         ======  ======


       Depreciation and amortization expense on fixed assets was $795 and $146 for the years ended December 31, 1997 and 1996, respectively, and $4 for the period from January 6, 1995 (Inception) through December 31, 1995.

NOTE 5 LEASES

       The Company is obligated under various capital leases, some of which are with VIMRX, that expire at various dates during the next five years. At December 31, 1997 and 1996, the gross amount of equipment and related accumulated amortization recorded under capital leases were as follows:

                                                  1997             1996

Equipment                                        $1,513           $1,387
Less accumulated amortization                       842              405
                                                 ------           ------
                                                 $  671           $  982
                                                 ======           ======


       Amortization of assets held under capital leases is included with depreciation expense.

       The Company also has several noncancelable operating leases, primarily office space, that expire over the next three years. These leases generally contain renewal options and require the Company to pay all executory costs such as maintenance and insurance. Rental expense totaled approximately $493, $170, and $27 for the years ended December 31, 1997 and 1996, and the period from January 5, 1995 through December 31, 1995, respectively.

       Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 1997 are:

INNOVIR LABORATORIES, INC. and SUBSIDIARIES
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 1997, 1996 and 1995
All amounts in thousands except share and per share data



                                                                         Capital  Operating
                                                                         Leases    Leases
                                                                         -------  ---------
       Year ending December 31,
             1998                                                          $422       $493
             1999                                                           232        302
             2000                                                            80         63
             2001                                                            51         30
             2002                                                             -          -
                                                                           ----       ----

       Total minimum lease payments                                         785       $888
                                                                                      ====
       Less amount representing interest                                    114
                                                                           ----

       Present value of net minimum capital lease payments                  671
       Less current installments of obligations under capital leases        382
                                                                           ----

       Obligations under capital leases,
        excluding current installments                                     $289
                                                                           ====


       During 1997, the Company began leasing certain equipment from VIMRX, its principal shareholder. The leases, which range in duration from 36 to 48 months, have been classified as capital leases since Innovir is entitled to purchase the related assets at a bargain price, upon expiration of the lease. The implicit interest rate in the lease is 12.5% which approximates what a third party would have charged the Company. For the year ended December 31, 1997, payments to VIMRX under these leases totaled $19, which was comprised of principal repayments of $14, and interest of $5.

       Certain capital leases contain various covenants including a requirement that the Company must maintain a minimum cash balance (as defined in the lease agreement) during the term of the lease. This covenant indirectly restricts the Company's ability to pay dividends.


NOTE 6 SUPPLEMENTAL BALANCE SHEET INFORMATION

       Accounts payable and accrued expenses are comprised of the following at December 31:

                                               1997     1996
                                             -------  -------

       Accounts payable                         490      764
       Accrued expenses                         402      341
       Accrued payroll related costs              8       42
       Severance payable                        233        -
       Legal and accounting fees payable        141      172
                                             ------   ------
                                             $1,274   $1,319
                                             ======   ======


NOTE 7 TERM NOTES PAYABLE


       At December 31, term notes payable is comprised of:

INNOVIR LABORATORIES, INC. and SUBSIDIARIES
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 1997, 1996 and 1995
All amounts in thousands except share and per share data


                                                            1997   1996
                                                            ----   ----
       Term notes payable, including accrued interest
         of $39 and $44 at December 31, 1997 and
         1996, respectively                                  226   263
                                                             ---   ---


       The term note provides for interest, payable quarterly, at a rate of 8% per annum. The noteholder holds a lien on all the assets of the Company. In connection with the issuance of the term note, the Company issued a warrant which provides the holder the right to acquire an aggregate of 40,000 shares of the Company's common stock at $6.25 per share. Any accrued and unpaid interest related to the term note may also be used to acquire additional shares of common stock at a price of $6.25 per share. The warrant expired on February 10, 1998.

       In November 1996, the note was amended ("Amended Note"), and related accrued and unpaid interest as of that date was deferred. In consideration for the amendment, the Company issued a second warrant, which entitles the holder to purchase 20,000 shares of the Company's common stock at a price of $1.50 per share. This warrant expires in November, 2001. Upon issuance of the warrant, the Board determined the fair value to be $16. Such amount is being amortized as deferred financing costs over the remaining life of the Amended Note.


       Pursuant to the Amended Note, future payments of principal and deferred interest are as follows:


       For the years ended December 31,

                            1998                $130
                            1999                  96
                                                  --
                                                $226
                                                 ===

       Interest expense related to the term note payable was not material to any of the periods presented.


NOTE 8 INCOME TAXES

       There is no provision (benefit) for federal, state or local income taxes for all periods presented, since the Company has incurred operating losses since inception and has established a valuation allowance equal to the total deferred tax asset.

       The tax effect of net operating loss carryforwards, temporary differences and research and experimental tax credit carryforwards as of December 31, 1997 and 1996 were as follows:

INNOVIR LABORATORIES, INC. and SUBSIDIARIES
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 1997, 1996 and 1995
All amounts in thousands except share and per share data



                                                               1997     1996
                                                               ----     ----
       Deferred tax assets:
       Net operating loss carryforwards                      15,765   13,117
       Research and experimental tax credit carryforwards       820      570
       Others                                                    33      147
                                                             ------   ------
          Total deferred tax assets                          16,618   13,834
          Valuation allowance                               (16,618) (13,834)
                                                             ------   ------
            Net deferred taxes                                    -        -
                                                             ======   ======

       As of December 31, 1997, the Company has available for tax purposes the following net operating loss carryforwards:

       United States (expires in various years from 2005 to 2012)    32,092
       Germany (no expiration date)                                   2,300
       United Kingdom (no expiration date)                            1,786

       The Company's research and experimental tax credit carryforward expires in various years from 2005 through 2012.

       The ownership change described in Note 3 will limit the use or continued availability of the Company's carryforwards.


NOTE 9 STOCK OPTION PLANS

       The Company maintains two stock incentive plans: the Employee Stock Option Plan, and the Non-Employee Director Stock Option Plan (the "Plans"). In aggregate, the Plans authorize grants of options to purchase up to 3,270,000 shares of authorized but unissued common stock.

       Employee Stock Option Plan

       In connection with the Transaction described in Note 3, the Company adopted Innovir's stock option plan (the "Employee's Plan") effective December 23, 1996. Pursuant to the Employee's Plan the Company's Board of Directors may grant stock options to employees, directors, advisors, and consultants ("participants"). The Employee's Plan authorizes grants of options to purchase up to 3,000,000 shares of authorized but unissued common stock. Such amount is subject to adjustment for stock splits, stock dividends and other capital adjustments as defined in the Employee's Plan. The options will be awarded by the Board or a committee that will determine the option price and vesting period, which may not exceed 10 years. Generally, awards vest on a pro rata basis over two to five years, have a term of ten years, and except as noted below, have exercise prices equal to the market value on the date of grant. The Employee's Plan terminates during March 2003.

       Non-Employee Director Stock Option Plan

       The Company adopted a Non-Employee Director Stock Option Plan (the "Director's Plan"). Under the Director's Plan, 270,000 shares of the Company's common stock have been reserved for stock option

INNOVIR LABORATORIES, INC. and SUBSIDIARIES
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 1997, 1996 and 1995
All amounts in thousands except share and per share data


       awards. Each new non-employee director is automatically granted an option to purchase 30,000 shares of common stock on the date on which the non-employee director is initially appointed or elected as a director ("Initial Option Grant"). Additionally, each non-employee director who continuously serves on the Board for a two year period following their initial appointment or election is automatically granted, on the non-employee director's second anniversary and each anniversary thereafter, an option to purchase an additional 10,000 shares of common stock ("Anniversary Option Grant"). For each grant, the exercise price is equal to the fair market value of the Company's common stock on the date of grant, and the term of the option is five years from the date of grant. The Initial Option Grant vests ratably at six month intervals over a three year period. The Anniversary Option Grant vests 50% on the eighteenth month following the date of grant, and 50% two years following the date of grant.

       At December 31, 1997, there were 958,873 additional shares available for grant under the Plans. The per share weighted-average fair value of stock options granted during 1997 and 1996 was $0.30 and $1.29 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1997 - zero dividend yield, expected volatility of 109%, risk-free interest rate of 6.2%, and an expected life of 4 years; 1996 - zero dividend yield, expected volatility of 83%, risk-free interest rate of 5.7%, and an expected life of 4 years.

       The Company applies APB Opinion No. 25 in accounting for its Plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                           1997      1996
                                         --------  --------
       Net loss:
       As reported                       $10,049   $19,666
       Pro forma                          10,286    20,188

       Loss per share:
       As reported - basic and diluted      (.43)    (2.03)
       Pro forma - basic and diluted        (.44)    (2.08)


          Since all options were issued effective December 23, 1996, the pro forma net loss includes the full impact of calculating compensation cost for stock options under SFAS No. 123.

INNOVIR LABORATORIES, INC. and SUBSIDIARIES
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 1997, 1996 and 1995
All amounts in thousands except share and per share data


        Stock option activity for the Employee's Plan during the periods indicated is as follows:



                                                            Weighted-
                                            Exercise          Average    Number of
                                         Price Range   Exercise Price       Shares
                                         ------------  --------------  -----------

       Outstanding options as of date
          of the Transaction,            $2.25-$12.00           $4.27   1,501,625
       Granted(a)                        $       1.30           $1.30   1,860,089
       Canceled(a)                       $2.25-$12.00           $4.31  (1,451,925)
                                                                -----  ----------

       Balance outstanding,
           December 31, 1996             $ 1.30-$9.75           $1.35   1,909,789

       Granted                           $.6875-$1.30           $1.18   1,135,300
       Canceled (b)                      $       1.30           $1.30    (922,601)
                                                                -----  ----------

       Balance outstanding,
           December 31, 1997             $  .84-$9.75           $1.16   2,122,488
                                                                =====  ==========

(a) Upon completion of the Transaction discussed in Note 3, the Company's Board approved the cancellation and regranting of approximately 1.4 million options. The repriced options vest over a four year period and have an exercise price of $1.30. The fair market value of the Company's common stock on the date of repricing was approximately $1.15.
(b) In connection with severance of certain employees, options which had been granted to the employee, but were not yet vested, were canceled. The exercise term for options in which the employee was vested was extended. All other features of the options were unchanged.

INNOVIR LABORATORIES, INC. and SUBSIDIARIES
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 1997, 1996 and 1995
All amounts in thousands except share and per share data


       Stock option activity for the Director's Plan during the periods indicated is as follows:

                                                        Weighted
                                            Exercise     Average      Number of
                                         Price Range  Exercise Price    Shares
                                         -----------  --------------  ----------

       Outstanding options as of date
          of the Transaction,            $0.97-$7.75           $3.51    145,000
       Granted                           $      1.16           $1.16    120,000
       Canceled                          $0.97-$7.75           $3.02   (130,000)
                                                               -----   --------

       Balance outstanding,
           December 31, 1996             $1.16-$7.75           $1.89    135,000

       Granted                           $0.88-$0.94           $0.92     40,000
       Canceled                          $      1.16           $1.16    (90,000)
                                                                        -------

       Balance outstanding
           December 31, 1997             $0.88-$7.75           $2.21     85,000
                                                                       ========

        At December 31, 1997, weighted-average remaining contractual life of outstanding options was 9 years.

        At December 31, 1997 and 1996, the number of options exercisable under the Plans was 723,697 and 293,390, respectively. 958,873 and 1,121,572 shares of the Company's common stock were reserved for future awards under the Plans at December 31, 1997 and 1996, respectively.

NOTE 10 COMMITMENTS

        In addition to the leases described in Note 5, the Company has made several commitments which are described below:

        Severance Agreement

        The Company had an employment contract with an officer/stockholder which was to expire in November, 1999. Effective October 1, 1997 (the "Separation Date"), the Company and officer entered into a separation agreement. In connection with the separation agreement, the Company agreed to pay the officer $200 in twelve equal monthly installments. The full amount was charged to expense at the separation date. Payments of $33 have been made through December 31, 1997; the remaining $167 is included in accrued expenses on the balance sheet.

        The Company entered into Separation Agreements with two other employees. In connection with these agreements, severance payments totaling $85 were charged to expense. At December 31, 1997 $66 is included in accrued expenses, and will be paid during the first half of 1998.

INNOVIR LABORATORIES, INC. and SUBSIDIARIES
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 1997, 1996 and 1995
All amounts in thousands except share and per share data

       Consulting Agreements

       On November 1, 1997 the Company entered into has an agreement with a consultant under which the Company pays the Consultant a fee of $2.5 per month for a minimum commitment of four days per month. The Consultant is paid an additional $0.5 for each additional day over the minimum. The term of the Agreement continues until October 31, 2001, although either party may terminate the agreement at any time provided they give 60 days notice of their intent. In addition to the remuneration, the Consultant received options to purchase 40,000 shares of the Company's common stock at $.6875 per share, which was the market value at the date of grant. The options vest in four equal installments at the end of each year through October 31, 2001.

       The Company has several agreements with consultants, two of whom are stockholders ("stockholder/consultants"). The consultants perform services for the Company in consideration for certain fees. The consultants have also agreed to assign the Company any inventions, ideas, patents, and copyrights conceived, related to the Company's business and provide other services as defined in the agreement. To date, payments under these agreements has not been material. Future minimum quarterly payments to the stockholders/consultants are approximately $46 through March, 1998 and $24, hereafter until March 31, 2000. Under certain conditions, the Company may have to pay additional amounts ("Patent Awards") in the event the research performed by one of the consultants leads to the issuance of a patent. Patent Awards to date have not been material.

       The Company had various other consulting agreements, all of which either expired during 1997, or have no significant payments due.

       Collaborative Research Agreement

       In conjunction with the New York State Science and Technology Foundation (the "Foundation"), the Company has agreed to support collaborative research at a University. Under the terms of this agreement, which is a renewal of a previous one-year contract, the Company and the Foundation have agreed to reimburse the University for $125 of direct costs, split 60%/40% between the Company and the Foundation, plus certain indirect costs. The agreement covers the period from July 1, 1997 through June 30, 1998. As of December 31, 1997, the Company had made payments totaling approximately $45, and expects to make two additional payments, which should aggregate $45. The Company expects that the agreement will be extended for an additional one-year period.

       Licensing Agreements

       The Company (as licensee) has entered into an exclusive worldwide licensing agreement with Yale University whereby the Company has the exclusive right to use certain technology owned by the University. According to the terms of the agreement, as amended, the Company is required to pay royalties which commence one year after the first sale of a product developed from the licensed technology. Such royalties are based upon the greater of annual minimum royalties, as defined, or a percentage of net sales of licensed products and a portion of sublicensing income as defined. Annual minimum royalties are not material. The licensing agreement expires on a country by country basis as the underlying patents expire in such country. In addition, the license may be terminated in the event that the Company fails to implement a plan directed at development and commercialization of products based on the licensed technology or if the Company fails to satisfy certain other contractual obligations. In the event of termination, all licensing rights under the agreement would revert to the

INNOVIR LABORATORIES, INC. and SUBSIDIARIES
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 1997, 1996 and 1995
All amounts in thousands except share and per share data


        university. The termination of the license would have a material adverse effect on the business of the Company. Although the Company intends to use its best efforts to comply with the terms of the license, there can be no assurance that the licensing agreement will not be terminated. The Company believes, based on the opinion of counsel, that the use of this licensed technology does not infringe on a patent held by a third party. Nevertheless, there can be no assurance that infringement proceedings will not be brought against the Company.

        In April 1994, the Company (as licensee) entered into another non-exclusive licensing agreement with a university whereby the Company has the non-exclusive, non-transferable right to use certain technology owned by the university. According to the terms of the agreement, the Company is required to remit royalties on a quarterly basis, at various rates, as defined. In addition, the Company is required to pay a minimum annual advance on earned royalties ("Advance") of $10 which is non-refundable, but may be credited, as defined, against future royalties due to the university. Advances paid to date have not been material. Royalties shall continue to be payable, irrespective of the termination of this license agreement, until such time as all sales of licensed products shall have ceased.

        During 1996, the Company entered into a research collaboration and licensing agreement with a pharmaceutical company ("Pharmaceutical Company"). Under the terms of the agreement, the Pharmaceutical Company and the Company will jointly develop certain technology and the Pharmaceutical Company obtained certain rights to the technology or will receive a defined royalty in the event the Company licenses the technology to the third party. The agreement also provides for the Pharmaceutical Company to make defined payments to the Company upon the occurrence of certain events related to the technology's development and the achievement of defined milestones. The agreement is for one year unless extended by both parties. During the years ended December 31, 1997 and 1996, the Company received $108 and $40 respectively, from the Pharmaceutical Company in accordance with the agreement. Such amounts have been included in Other Income.

NOTE 11 CONTINGENCIES

        The Company is aware of patents in the United States and Europe and related pending patent applications in other countries held by an unaffiliated third party relating to certain technology which may be infringed by certain of the Company's compounds, in which event a license from such third party would be required. The Company is currently evaluating its patent position.

        The Company may be considered to be in violation of the terms of its office and laboratory sublease by not obtaining the required approval from the owner of the property prior to the consummation of the Transaction described in Note 3. In addition, the owner of the property has alleged, and the Company's sublandlord disputes, that the sublandlord may also be in breach of its lease with the owner of the property. If the sublandlord is evicted, the Company would lose its right to occupy its current space. While the Company believes these matters may be resolved without a materially adverse effect on the Company's business or financial position, the ultimate outcome can not be predicted.

NOTE 12 STOCKHOLDERS' EQUITY

        After the recapitalization described in Note 3 and subsequent Board resolutions, the Company is authorized to issue 15 million shares of preferred stock and 70 million shares of common stock. The Company's Board, at its sole discretion, can issue series of preferred stock with each series having

INNOVIR LABORATORIES, INC. and SUBSIDIARIES
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 1997, 1996 and 1995
All amounts in thousands except share and per share data


        rights, privileges, and qualifications determined by the Board. As of December 31, 1997, the Company has outstanding Class B Convertible Preferred Stock whose rights are as follows:

           Holders of Class B Preferred Stock have no voting rights and are entitled to receive dividends equal to those of common stockholders on a per share basis as if Class B Preferred Stock had been converted to common stock. Class B Preferred Stockholders also have a liquidation preference of $5.00 per share, or such greater amount as determined by the Board, in the event of a liquidation, dissolution, or winding-up of the Company. The Class B Preferred Stock's conversion feature provides for each share of Class B Preferred Stock to be converted into shares of common stock, at the option of the holder, at a floating rate equal to the result of dividing $5.00 by 65% of the average of the closing bid prices of the common stock for the five days preceding conversion, as defined. The average closing bid price to be used in the calculation shall not be less than $5.00.

       The Company also has outstanding an aggregate of 7,957,306 warrants. The warrants were issued in connection with debt and equity financings, and in consideration for services and a license. The exercise prices of the warrants range from $0.05 to $9.50 and expire at various dates from 1998 to 2006. As of December 31, 1997, the weighted average exercise price of the warrants was $4.72, and all 7,957,306 of the warrants are exercisable. In connection with warrants issued in 1996 in consideration for the debt financing, services and a license, the Company recorded the fair value of the warrants as an increase to paid-in capital with a corresponding increase in deferred financing cost, for debt financing, or a charge to operations for services and licensing fees. In situations where warrants have been issued in advance of the rendering of services, the Company classified such amount ("Unearned Compensation") as a reduction to stockholders equity. On December 31, 1997, the Company issued to VIMRX a warrant to purchase 1,000,000 shares of common stock at a price of $0.394/share. Additionally, all services related to warrants issued in 1996 were rendered in 1997, so at December 31, 1997 there is no longer any Unearned Compensation included in stockholders' equity.

       In August 1997, warrants to purchase 1,000,000 shares of Common Stock at $1.00 per share were exercised by VIMRX. In addition, at December 31, 1997, VIMRX owns warrants to purchase an additional 1,000,000 shares of Common Stock at an exercise price of $2.00 per share and another 1,000,000 shares of common stock at an exercise price of $0.394/share.
       In August 1997, warrants to purchase 2,000,000 shares of Common Stock at $0.50 per share were exercised by certain other shareholders. On December 30, 1997, VIMRX purchased an additional 5,080,436 shares of previously unissued Common Stock at $0.39 per share, which was the market price for the Company's publicly traded shares on that date. At December 31, 1997, VIMRX owns approximately 70% of the Company's common stock.

       At December 31, 1996, the Company also had 8,666,667 shares of Class D Preferred Stock outstanding. As described in Note 16, the shares were automatically converted to 8,666,667 shares of common stock on July 1, 1997. There were no Class D Preferred Shares outstanding at December 31, 1997.

INNOVIR LABORATORIES, INC. and SUBSIDIARIES
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 1997, 1996 and 1995
All amounts in thousands except share and per share data


NOTE 13 EMPLOYEE BENEFIT PLANS

        The Company operates two defined contribution retirement plans (the "Plans"). The terms of the Plans, among other things, allow certain eligible employees who have met certain age and service requirements to participate in the Plans. The Company contributes defined amounts, generally equal to 50 cents on the dollar for the first 6% of the employees salary. In addition, the Company may make discretionary contributions to the Plans. Contributions to date have not been material.

NOTE 14 RELATED PARTY TRANSACTIONS

        At of December 31, 1997, the Company owed VIMRX $838 which represents cash advances from VIMRX and expenses paid by VIMRX on behalf of the Company. The amount due bears no interest and has no set payment dates. At December 31, 1996, the balance was related to obligations which arose from the Transaction discussed in Note 3. In addition, an agreement (the "Agreement") with VIMRX permits the Company to issue a put notice to VIMRX on a monthly basis to cover cash needs. Under the terms of the Agreement, within 15 trading days of the put notice, VIMRX will purchase up to $5,000 of Innovir common stock at a price equal to the average closing bid price for the 15 days prior to the date the put notice was issued or $1.30/share, whichever is lower. Other related party transactions are described in Notes 1, 3, 5, 6 and 12.

NOTE 15 DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

        Carrying values of cash and cash equivalents, employee loan receivables, accounts payable and accrued interest approximate fair value because of the short term maturity of these instruments.

        The carrying amount of the term note payable and debt related to capital leases approximates fair value because the Company believes the instruments could be exchanged in a current transaction for the carrying amount.

NOTE 16 NONCASH FINANCING AND INVESTING ACTIVITIES

        Capital lease obligations of $126, $545 and $0 were incurred in 1997, 1996 and 1995, respectively, when the Company entered into leases for new equipment.

        During 1997, the Company converted 17,000 shares of Class B Convertible Preferred Stock into 26,000 shares of Common Stock. All of the outstanding shares of Class D Convertible Preferred Stock ("D Preferred Stock") were automatically converted to 8,666,667 shares of Common Stock on July 1, 1997.

NOTE 17 GEOGRAPHIC INFORMATION

        Information on the Company's geographic operations is set forth below:

INNOVIR LABORATORIES, INC. and SUBSIDIARIES
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 1997, 1996 and 1995
All amounts in thousands except share and per share data


                                        1997     1996   1995
                                       -------  ------  -----
       Operating loss:
          United States                $ 7,294  18,131     --
          Europe                         2,755   1,535  2,026
                                       -------  ------  -----
            Total operating loss       $10,049  19,666  2,026
                                       =======  ======  =====

       Identifiable assets:
          United States                $ 4,283  10,021     --
          Europe                         1,451   1,053    341
                                       -------  ------  -----
            Total identifiable assets  $ 5,734  11,074    341
                                       =======  ======  =====

SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                      INNOVIR LABORATORIES, INC.


                                      By:  /s/ Thomas R. Sharpe
                                           -----------------------------
                                           Thomas R. Sharpe, Ph.D.
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


                                      By:  /s/ Francis M. O'Connell
                                           ------------------------------
                                           Francis M. O'Connell
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)

Date:  March 25, 1998

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


  Signature                          Title                   Date
  ---------                          -----                   ----


/s/ Thomas R. Sharpe               Director             March  31, 1998
------------------------
Thomas R. Sharpe


/s/ William T. McCaffrey           Director             March  31, 1998
------------------------
William T. McCaffrey


/s/ Richard L. Dunning             Director             March  31, 1998
------------------------
Richard L. Dunning


/s/ David A. Jackson               Director             March  31, 1998
------------------------
David A. Jackson


/s/ Francis M. O'Connell           Director             March  31, 1998
------------------------
Francis M. O'Connell


/s/ Laurence D. Fink               Director             March  31,  1998
------------------------
Laurence D. Fink


/s/ Stanley Knowlton               Director             March  31,  1998
------------------------
Stanley Knowlton