Form 10-K/A
period 1997-12-31
INNOVIR LABORATORIES INC
filed 1998-05-12
CIK 901099

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ____________________________
                                   FORM 10-K/A


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


Richard A. Eisner & Company, LLP

New York, New York
January 3, 1996


With respect to the acquisition of Ribonetics in Note 3(b), May 22, 1996


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
                                                                                  ---------------------------------------------

Commitments and contingencies


Stockholders' equity:
   Preferred stock, par value $.06; 15,000,000 shares authorized:
        Class B Convertible Preferred Stock; 2,500,000 shares designated;
            280,000 shares issued and outstanding at December 31, 1997,
           (liquidation value  $1,400,000); 297,000 shares issued and
            outstanding at December 31, 1996, (liquidation value  $1,485,000)                 17,000                 18,000
       Class D Convertible Preferred Stock; 8,667,000 shares
           designated, issued and outstanding at December 31, 1996                                --                520,000
           (liquidation value of $13,000,000); none at 1997
Common stock, par value $.013; 70,000,000 shares authorized;
   34,831,000 shares issued and outstanding at December 31, 1997,
   17,946,000 shares issued and outstanding at December 31, 1996                             453,000                233,000
Additional paid-in capital                                                                34,036,000             29,667,000
Cumulative translation adjustment                                                            (40,000)                (8,000)
Unearned compensation                                                                             --               (181,000)
Deficit accumulated during the development stage                                         (31,741,000)           (21,692,000)
                                                                                  ---------------------------------------------
                   Total stockholders' equity                                              2,725,000              8,557,000
                                                                                  ---------------------------------------------
                   Total liabilities and stockholders' equity                     $        5,734,000     $       11,074,000
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