Form 10-Q
period 1998-03-31
INNOVIR LABORATORIES INC
filed 1998-05-15
CIK 901099

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                          __________________________

                                   FORM 10-Q

____X____  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
            15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1998

                                      OR

_______   TRANSITION REPORT PURSUANT TO SECTION 13 OR
           15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to __________

                          COMMISSION FILE NO. 0-21972
                           ________________________

                          INNOVIR LABORATORIES, INC.
            (Exact name of Registrant as specified in its Charter)
                           ________________________

                  DELAWARE                        13-3536290
        (State or other jurisdiction of           (IRS Employer
        Incorporation or organization)            Identification No.)

               510 EAST 73/RD/ STREET, NEW YORK, NEW YORK  10021
                   (Address of principal executive offices)

      Registrant's telephone number, including area code:  (212) 249-4703

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes     X     No  ______
                                 -------

  The number of shares of Registrant's common stock outstanding on May 14, 1998 was 37,501,119.

                           ________________________

                  INNOVIR LABORATORIES, INC. and SUBSIDIARIES

                                     INDEX
                                     -----

                                                                                           Page
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements:

                 Condensed Consolidated Balance Sheets (unaudited) at March 31, 1998
                    and December 31, 1997 ............................................       3

                 Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 1998 and 1997 for the period from
                    January 6, 1995 (inception) through March 31, 1998................       4

                 Condensed Consolidated Statements of Changes in Stockholders' Equity
                    (Deficit) (unaudited) for the three months ended March 31, 1998...       5

                 Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 1998 and 1997 and for the period from
                    January 6, 1995 (inception) through March 1998....................       6

                 Notes to Condensed Consolidated Financial Statements.................       7

         Item 2. Management's Discussion and Analysis of Financial Condition and Results
                    of Operations.....................................................       8

PART II. OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K.....................................      11

SIGNATURES............................................................................      12

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements
          --------------------

                  INNOVIR LABORATORIES, INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE ENTERPRISE)
               CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                (UNAUDITED)
                                                                                 March 31,                      December 31,
                                                                                    1998                            1997
                                                                           -------------------             -------------------
                         ASSETS:
Current assets:
Cash and cash equivalents                                                  $           439,000             $         2,159,000
Prepaid expenses and other current assets                                              103,000                         184,000
                                                                           -------------------             -------------------
      Total current assets                                                             542,000                       2,343,000

Fixed assets less accumulated depreciation and amortization                          2,142,000                       2,345,000
Goodwill, net                                                                          723,000                         826,000
Other assets                                                                           326,000                         220,000
                                                                           -------------------             -------------------
      Total assets                                                         $         3,733,000             $         5,734,000
                                                                           ===================             ===================

                       LIABILITIES:
Current liabilities:
Accounts payable and accrued expenses                                      $           991,000             $         1,274,000
Capital lease - current portion                                                        382,000                         382,000
Term note payable                                                                       99,000                         130,000
                                                                           -------------------             -------------------
      Total current liabilities                                                      1,472,000                       1,786,000

Amount due to VIMRX Pharmaceuticals Inc.                                               969,000                         838,000
Term note payable                                                                       96,000                          96,000
Capital leases                                                                         182,000                         289,000
                                                                           -------------------             -------------------
      Total liabilities                                                              2,719,000                       3,009,000
                                                                           -------------------             -------------------

                    STOCKHOLDERS' EQUITY:
Preferred stock, par value $.06; 15,000,000 shares authorized
   Class B Convertible Preferred Stock; 2,500,000 shares designated;                    17,000                          17,000
    280,000 shares issued and outstanding at March 31, 1998 and
    December 31, 1997
Common stock, par value $.013; 70,000,000 shares authorized                            467,000                         453,000
 35,901,666 shares issued and outstanding at March 31, 1998,
 34,830,925 shares issued and outstanding at December 31, 1997
Additional paid-in capital                                                          34,492,000                      34,036,000
Cumulative translation adjustment                                                      (58,000)                        (40,000)
Deficit accumulated during the development stage                                   (33,904,000)                    (31,741,000)
                                                                           -------------------             -------------------
   Total stockholders' equity                                                        1,014,000                       2,725,000

                                                                           -------------------             -------------------
   Total liabilities and stockholders' equity                              $         3,733,000             $         5,734,000
                                                                           ===================             ===================

    The accompanying notes are an integral part of the financial statements

INNOVIR LABORATORIES, INC. and Subsidiaries
(a development stage enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three Months Ended March 31, 1998

                                                           THREE MONTHS ENDED MARCH 31,
                                               -------------------------------------------------
                                                                                                                   PERIOD
                                                                                                               JANUARY 6, 1995
                                                                                                                 (INCEPTION)
                                                                                                                 THROUGH
                                                        1998                         1997                    MARCH 31, 1998
                                               --------------------         --------------------      --------------------------
Operating expenses:
Research and development                       $          1,717,000         $          1,664,000          $           11,496,000
Purchased in process research and
 development                                                     --                           --                      17,374,000
General and administrative                                  338,000                      766,000                       4,787,000
Amortization of Goodwill                                    103,000                      103,000                         515,000
                                               --------------------         --------------------          ----------------------
                                                          2,158,000                    2,533,000                      34,172,000
                                               --------------------         --------------------          ----------------------

Other (income) expenses:
Interest income                                             (12,000)                     (73,000)                       (161,000)
Interest expense                                             27,000                       37,000                         181,000
Other-net                                                   (10,000)                          --                        (288,000)
                                               --------------------         --------------------          ----------------------
                                                              5,000                      (36,000)                       (268,000)
                                               --------------------         --------------------          ----------------------

       Net (loss)                              $         (2,163,000)        $         (2,497,000)         $          (33,904,000)
                                               ====================         ====================          ======================

Loss-per-share data:

Basic loss per share                           $              (0.06)        $              (0.14)
                                               --------------------         --------------------

Weighted average number of  shares of
 common stock outstanding                                35,149,566                   18,042,470


Net loss per share                             $              (0.06)        $              (0.14)
                                               --------------------         --------------------

Weighted average number of shares of
 common stock and dilutive equivalent
 shares outstanding                                      35,149,566                   18,042,470
                                               ====================         ====================

    The accompanying notes are an integral part of the financial statements

INNOVIR LABORATORIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
For the Three Months Ended March 31, 1998

                                          CLASS B CONVERTIBLE                                 ADDITIONAL       CUMULATIVE
                                            PREFERRED STOCK             COMMON STOCK           PAID-IN        TRANSLATION
                                      -------------------------   ------------------------
                                           SHARES       AMOUNT        SHARES       AMOUNT       CAPITAL         ADJUSTMENT
                                      ---------------  --------   -------------  ---------   ---------------  ----------------
Balance at December 31, 1997                 280,000    $17,000     34,831,000    $453,000     $34,036,000       $(40,000)

Exercise of options and warrants                                     1,071,000      14,000         436,000
Compensation expense incurred in
 connection with the issuance of
 stock options                                                                                      20,000


Cumulative translation adjustment                                                                                 (18,000)
Net loss for the three months ended
 March 31, 1998
                                      ---------------  --------   -------------  ---------   ---------------  ----------------

Balance at March 31, 1998                    280,000    $17,000     35,902,000    $467,000     $34,492,000       $(58,000)
                                      ===============  ========   =============  =========   ===============  ================

                                          DEFICIT
                                        ACCUMULATED
                                        DURING THE
                                        DEVELOPMENT
                                           STAGE            TOTAL
                                      -----------------------------
Balance at December 31, 1997           $(31,741,000)   $ 2,725,000

Exercise of options and warrants                           450,000
Compensation expense incurred in
 connection with the issuance of
 stock options                                              20,000
Cumulative translation adjustment                          (18,000)
Net loss for the three months ended
 March 31, 1998                          (2,163,000)    (2,163,000)
                                       ---------------------------
Balance at March 31, 1998              $(33,904,000)   $ 1,014,000
                                       ==============  ===========

INNOVIR LABORATORIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 1998

                                                                                                              PERIOD
                                                                                                         JANUARY 6, 1995
                                                                                                           (INCEPTION)
                                                                            THREE MONTHS ENDED               THROUGH
                                                                                  MARCH 31,                 MARCH 31,
                                                                      ------------------------------
                                                                           1998              1997                1998
                                                                      ------------      ------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss)                                                         $ (2,163,000)     $ (2,497,000)      $ (33,902,000)

Adjustments to reconcile net (loss) to net cash (used in)
 operating activities:
   Depreciation                                                            203,000           184,000           1,150,000
   Amortization of goodwill                                                103,000           103,000             515,000
   Purchased in process research and development                                 -                 -          17,374,000
   Provision for losses on notes receivable                                      -                 -              85,000
   Non-cash compensation                                                    20,000           113,000             486,000
Changes in operating assets and liabilities:
   (Decrease) increase in other current assets                             (34,000)           17,000             (81,000)
   (Decrease) in other assets                                                6,000             7,000               5,000
   (Decrease) increase in accounts payable and accrued expenses           (308,000)         (166,000)            233,000
   Increase in other current liabilities                                         -           108,000                   -
                                                                      ------------      ------------       -------------
       Net cash (used in) operating activities                          (2,173,000)       (2,131,000)        (14,135,000)
                                                                      ------------      ------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                                                   (22,000)         (549,000)         (1,340,000)
   Cash acquired in acquisitions                                                 -                --           3,532,000
                                                                      ------------      ------------       -------------
   Net cash provided by (used in) investing activities                     (22,000)         (549,000)          2,190,000
                                                                      ------------      ------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sales of common stock                                     450,000            14,000           4,476,000
   Advances and contributed capital from VIMRX Pharmaceuticals
      Inc.                                                                 131,000           670,000           8,369,000
   Costs incurred in connection with issuance of equity securities               -           (24,000)            (24,000)
   Repayment of capital leases                                            (107,000)          (84,000)           (497,000)
                                                                      ------------      ------------       -------------
     Net cash provided by financing activities                             474,000           576,000          12,324,000
                                                                      ------------      ------------       -------------
   Effect of exchange rate changes on cash                                   1,000            (8,000)             60,000
                                                                      ------------      ------------       -------------
     Net increase /(decrease) in cash and cash equivalents              (1,720,000)        2,112,000             439,000

Cash and cash equivalents at beginning of period                         2,159,000         6,412,000                  --
                                                                      ------------      ------------       -------------

Cash and cash equivalents at end of period                            $    439,000      $  4,300,000       $     439,000
                                                                      ============      ============       =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                                $     27,000      $     37,000       $     156,000
                                                                      ============      ============       =============

    The accompanying notes are an integral part of the financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) The condensed consolidated financial statements of Innovir Laboratories, Inc. and Subsidiaries (the "Company") reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of the Company's management, necessary for a fair presentation of the Company's results of operations for the respective periods presented. Operating results for any interim period are not necessarily indicative of results for a full year. These notes do not include all the information required by generally accepted accounting principles. The condensed interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(2) Contingency: The Company may be considered to be in violation of the terms of its office and laboratory sublease by not obtaining the required approval from the owner of the property prior to the consummation of the transactions with VIMRX whereby VIMRX acquired a majority holding in Innovir Laboratories, Inc. ("Innovir") and Innovir acquired all of the issued and outstanding shares of VIMRX Holding, Ltd. ("VHL"), a wholly owned subsidiary of VIMRX, in December 1996. In addition, the owner of the property has alleged, and the Company's sublandlord disputes, that the sublandlord may also be in breach of its lease with the owner of the property. If the sublandlord is evicted, the Company would lose its right to occupy its current space. While the Company believes these matters may be resolved without a materially adverse effect on the Company's business or financial position, no assurance can be given as to the ultimate outcome.

(3) NASDAQ recently notified the Company that it was not in compliance with the new minimum bid requirement of at least $1.00 per share. If the Company does not regain compliance with this requirement by May 28, 1998, NASDAQ will issue a delisting letter, setting forth the review procedures available to the Company. In the event the Company's securities are so delisted, trading, if any, in the Company's securities may thereafter be conducted in the "pink sheets" or the "Electronic Bulletin Board".

(4) Effective January 1, 1998, The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. For example, other comprehensive earnings may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statement for prior periods will be reclassified, as required. The Company's total comprehensive earnings were as follows:

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                       1998             1997
                                                    ---------        ---------
     Net Loss                                       2,163,000        2,497,000
     Foreign currency translation                      18,000            8,000
                                                    ---------        ---------

     Comprehensive loss                             2,181,000        2,505,000
                                                    ---------        ---------

     In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Adoption of this Statement, which requires restatement of previously reported amounts, had no impact on prior year loss per share. Basic loss per share is calculated by dividing loss by the weighted average number of common shares outstanding during the period. For diluted loss per share, net loss is divided by the weighted average number of common and potentially diluted shares outstanding during the period. Potentially dilutive common shares consist of stock options and warrants using the treasury stock method, but are excluded if their effect is antidilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and
        ---------------------------------------------------------------
        Results of Operations
        ---------------------

        This report contains forward-looking statements which involve risks and uncertainties. Such statements are subject to certain factors which may cause the Company's plans to differ. Factors that may cause such differences include, but are not limited to, the progress of the Company's research and development programs, the Company's ability to obtain additional funds, the Company's ability to compete successfully, the Company's ability to attract and retain qualified personnel, the Company's ability to successfully enter into collaborations with third parties, the Company's ability to enter into and progress in clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents and any necessary licenses, the Company's ability to establish development and commercialization relationships, the cost of manufacturing, and those other risks discussed under the heading Risk Factors included in the Company's Form 10-K Annual Report.

        The following discussion and analysis should be read in conjunction with the financial statements and notes thereto contained herein and the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

        BACKGROUND

        On December 23, 1996, Innovir, VIMRX and certain stockholders of Innovir ("The Aries Funds") consummated a transaction (the "Transaction") whereby VIMRX acquired 68% of the outstanding stock of Innovir and Innovir acquired all of the issued and outstanding shares of VHL, a wholly-owned subsidiary of VIMRX. Innovir's acquisition of VHL and VIMRX's partial acquisition of Innovir have been accounted for as a purchase in accordance with APB Opinion No. 16, Business Combinations and Emerging Issues Task Force Issue No. 90-13, Accounting for Simultaneous Common Control Mergers ("EITF No. 90-13"). The application of APB No. 16 and EITF No. 90-13 requires that the Transaction be accounted for as a reverse acquisition and accordingly, for accounting purposes, (i) VHL is deemed to be the acquirer and surviving entity,
        (ii) because Innovir is deemed to be the legal acquirer, VHL's historic capital accounts have been retroactively restated (recapitalized) to reflect Innovir's capital accounts and the equivalent number of shares received by VIMRX in the Transaction, (iii) Innovir has fair valued its assets and liabilities to the extent acquired by VIMRX (68%) and (iv) the assets and liabilities of VHL are carried at VHL's historic cost. Since VHL is deemed to be the surviving entity, the statement of operations includes the operations of VHL for the period from January 6, 1995 (inception). The operations of Innovir are included only since the date of acquisition, i.e., for the period from December 23, 1996 to March 31, 1998. For accounting purposes, VHL assumed the name of Innovir Laboratories, Inc. and Subsidiaries, and, for purposes of this Quarterly Report, all references to the "Company" shall mean the consolidated entity consisting of Innovir, VHL and subsidiaries.

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

        Three Month Period Ended  March 31, 1998  vs. March 31, 1997

        Research and development expenses increased by $53,000 or 3% due to a step up of research operations by the Company offset by a reduction in research agreements.

        General and administrative expenses decreased $428,000 or 56% due to a decrease in insurance, salaries, professional fees and amortization of options and warrant expenses.

        Amortization of goodwill relates to the asset recorded in the transaction with VIMRX, described under "Background" above.

        Interest income decreased $61,000 or 84% due principally to the decrease in the average cash balance for the three month period ended March 31, 1998 as compared to the same period in 1997.

        Interest expense decreased due to the paydown of equipment leases.


        LIQUIDITY AND CAPITAL RESOURCES

        At March 31, 1998, the Company had cash and cash equivalents of $439,000 as compared to $2,159,000 at December 31, 1997. The Company had negative working capital of $930,000 at March 31, 1998 as compared to working capital of $557,000 at December 31, 1997. The decrease in cash and working capital positions resulted principally from cash used in operations ($2,173,000), purchases of equipment ($22,000), pay down of capital leases ($107,000) offset by sales of common stock (approximately $450,000) and advances and contributed capital from VIMRX ($131,000).

     Except for payments on existing capital leases, planned operations for 1998 currently contemplate no additional expenditures for capital assets.

     Pursuant to an agreement, dated December 31, 1997, between the Company and VIMRX (the "VIMRX Agreement"), the Company sold to VIMRX an aggregate of 5,080,436 shares of the Company's Common Stock for an aggregate purchase price of $2,000,000. In addition, the Company issued to VIMRX a warrant to purchase 1,000,000 shares of Common Stock at an exercise price per share of $0.394. Pursuant to the VIMRX Agreement, the Company may require, from time to time until December 31, 1999, that VIMRX purchase from the Company up to $5,000,000 of Common Stock at a purchase price per share equal to the lower of (i) the average closing bid price per share of Common Stock during the preceding fifteen (15) days and (ii) $1.30; provided, however, that VIMRX will not be required to so purchase any Common Stock in the event it ceases to own at least 50% of the outstanding shares of Common Stock. In the three month period ended March 31, 1998, the Company sold 1,070,801 shares to VIMRX under this agreement for an aggregate amount of $450,000.

     The Company expects to incur substantial expenditures in the foreseeable future for the research and development and commercialization of its proposed products. As of March 31, 1998, the Company had cash and cash equivalents of approximately $439,000. Based on current projections, which are subject to change (such change may be significant), the Company's management believes that this, along with the funds available under the VIMRX Agreement, will be sufficient to fund its operations into the first quarter of the year ended December 31, 1999. Thereafter, the Company will require additional funds, which it may seek to raise through public or private equity or debt financing, collaborative or other arrangements with corporate sources, or through other sources of financing, which may involve the sale, licensing or spinning off of certain of the Company's technologies. VIMRX has indicated that it may not continue to provide funding to the Company subsequent to VIMRX's existing commitment pursuant to the VIMRX Agreement. There can be no assurance that any additional financing can be obtained on terms reasonable to the Company, if at all. In the event the Company is unable to raise additional capital, planned operations would need to be scaled back or discontinued.

     The Company is developing and implementing a plan to address the Year 2000 issue. Management does not believe that the associated costs will be material to the statement of operations.

PART II.  OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

     (a)  Exhibits:
          ---------

          10.24 Employment Agreement, effective as of October 1, 1997, between Registrant, Thomas R. Sharpe and VIMRX

          27     Financial Data Schedule.

     (b)  Reports on Form 8-K:
          -------------------

          None


     All other Items of this report are inapplicable.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


May  14, 1998

                         Innovir Laboratories, Inc.



                         By: /s/ THOMAS R. SHARPE
                             -------------------------------------------------
                             Name: Thomas R. Sharpe, Ph.D.
                            Title: President and Chief Executive Officer
                                   (Principal executive officer)


                         By: /s/ Francis M. O'Connell
                             -------------------------------------------------
                            Name:  Francis M. O'Connell
                            Title: Chief Financial Officer
                                   (Principal financial and accounting officer)