Form 10-Q
period 1998-06-30
INNOVIR LABORATORIES INC
filed 1998-08-14
CIK 901099

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                           __________________________

                                   FORM 10-Q

             X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR
            ---  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended June 30, 1998

                                      OR

           ___    TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                          COMMISSION FILE NO. 0-21972
                          ___________________________

                           INNOVIR LABORATORIES, INC.
             (Exact name of Registrant as specified in its Charter)
                            ________________________

               DELAWARE                                13-3536290
     (State or other jurisdiction of                (IRS Employer
     Incorporation or organization)                Identification No.)

                510 EAST 73RD STREET, NEW YORK, NEW YORK  10021
                    (Address of principal executive offices)

      Registrant's telephone number, including area code:  (212) 249-1100

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes     X     No
                                 -------      -------

    The number of shares of Registrant's common stock outstanding on August 10, 1998 was 48,191,380.
                            ________________________

                  INNOVIR LABORATORIES, INC. AND SUBSIDIARIES

                                     INDEX
                                     -----


                                                                                    PAGE
PART I.    FINANCIAL INFORMATION

           Item 1.  Financial Statements:

                    Consolidated Balance Sheets at June 30, 1998 (unaudited)
                          and December 31, 1997..............................       3

                    Consolidated Statements of Operations (unaudited) for
                           the three  and six months ended June 31, 1998 and
                           1997, and for the period from January 6, 1995
                           (inception) through June 30, 1998.................       4

                    Consolidated Statements of Changes in Stockholders'
                           Equity (Deficit) (unaudited) for the six months
                           ended June 30, 1998...............................       5

                    Consolidated Statements of Cash Flows (unaudited) for
                           the six months ended June 30, 1998 and 1997,
                           and for the period from January 6, 1995
                           (inception) through June 30,......................       6

                     Notes to Consolidated Financial Statements..............       7

           Item 2.   Management's Discussion and Analysis of Financial
                           Condition and Results of Operations...............       9

PART II.   OTHER INFORMATION

           Item 1.   Legal Proceedings.......................................      13
           Item 6.   Exhibits and Reports on Form 8-K .......................      13

SIGNATURES.       ...........................................................      14

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                  INNOVIR LABORATORIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          CONSOLIDATED BALANCE SHEETS

                                                                                   June 30,
                                                                                     1998                        December 31,
                                                                                 (unaudited)                         1997
                                                                            -------------------             -------------------
                           ASSETS:
Current assets:
Cash and cash equivalents                                                   $         1,232,000             $         2,159,000
Prepaid expenses and other current assets                                               150,000                         184,000
                                                                            -------------------             -------------------
   Total current assets                                                               1,382,000                       2,343,000

Fixed assets less accumulated depreciation and amortization                           1,959,000                       2,345,000
Goodwill, net                                                                           620,000                         826,000
Other assets                                                                            218,000                         220,000
                                                                            -------------------             -------------------
   Total assets                                                             $         4,179,000             $         5,734,000
                                                                            ===================             ===================

                      LIABILITIES:
Current liabilities:
Accounts payable and accrued expenses                                       $           622,000             $         1,274,000
Capital lease - current portion                                                         315,000                         382,000
Term note payable                                                                        94,000                         130,000
                                                                            -------------------             -------------------
   Total current liabilities                                                          1,031,000                       1,786,000

Amount due to VIMRX Pharmaceuticals Inc.                                                     --                         838,000
Term note payable                                                                        66,000                          96,000
Capital leases                                                                          162,000                         289,000
                                                                            -------------------             -------------------
   Total liabilities                                                                  1,259,000                       3,009,000
                                                                            -------------------             -------------------

                 STOCKHOLDERS' EQUITY:
Preferred stock, par value $.06; 15,000,000 shares authorized
 Class B Convertible Preferred Stock; 2,500,000 shares designated;
  280,000 shares issued and outstanding at June 30, 1998 and December
  31, 1997                                                                               17,000                          17,000

Common stock, par value $.013; 70,000,000 shares authorized 48,191,380 shares issued and outstanding at June 30, 1998, 34,830,925 shares
 issued and outstanding at December 31, 1997                                            627,000                         453,000

Additional paid-in capital                                                           38,617,000                      34,036,000
Cumulative translation adjustment                                                       (46,000)                        (40,000)
Deficit accumulated during the development stage                                    (36,295,000)                    (31,741,000)
                                                                            -------------------             -------------------
 Total stockholders' equity                                                           2,920,000                       2,725,000
                                                                            -------------------             -------------------
 Total liabilities and stockholders' equity                                 $         4,179,000             $         5,734,000
                                                                            ===================             ===================



    The accompanying notes are an integral part of the financial statements

INNOVIR LABORATORIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three and Six Months Ended June 30, 1998


                                                 Three months ended  June 30,               Six months ended June 30,
                                              ----------------------------------         ----------------------------------
                                                  1998               1997                    1998               1997
                                              ----------------------------------         ----------------------------------
Operating expenses:
Research and development                       $1,658,000           $  1,671,000              $ 3,375,000       $ 3,334,000
Purchased in process research and
 development                                           --                     --                      --                --

General and administrative                         596,000                770,000                 934,000         1,537,000
Amortization of Goodwill                           103,000                103,000                 206,000           206,000
                                               -----------           ------------            ------------      ------------
                                                 2,357,000              2,544,000               4,515,000         5,077,000
                                               -----------           ------------            ------------      ------------

Other (income) expenses:
Interest income                                     (2,000)               (58,000)                (14,000)         (131,000)
Interest expense                                    45,000                 48,000                  72,000            85,000
Other-net                                           (9,000)                    --                 (19,000)               --
                                               -----------           ------------            ------------      ------------
                                                    34,000                (10,000)                 39,000           (46,000)
                                               -----------           ------------            ------------      ------------

Net (loss)                                     $(2,391,000)          $ (2,534,000)           $ (4,554,000)     $ (5,031,000)
                                               ===========           ============            ============      ============

Loss-per-share data:

Basic loss per share                           $     (0.06)          $      (0.14)           $      (0.12)     $      (0.28)
                                               -----------           ------------            ------------      ------------

Weighted average number of common shares
 outstanding                                    38,609,303             18,051,230              36,875,795        18,053,162
                                               ===========           ============            ============      ============

Diluted loss per share                         $     (0.06)          $      (0.14)           $      (0.12)     $      (0.28)
                                               -----------           ------------            ------------      ------------

Weighted average number of shares of
 common stock and diluted equivalent
 shares outstanding                             38,609,303             18,031,230              36,875,795        18,053,160
                                               ===========           ============            ============      ============

                                               PERIOD
                                          JANUARY 6, 1995
                                            (INCEPTION)
                                              THROUGH
                                            JUNE 30, 1998
                                        --------------------
Operating expenses:
Research and development                   $ 13,154,000
Purchased in process research and
 development                                 17,374,000

General and administrative                    5,383,000
Amortization of Goodwill                        618,000
                                           ------------
                                           $ 36,529,000
                                           ------------

Other (income) expenses:
Interest income                                (163,000)
Interest expense                                226,000
Other-net                                      (297,000)
                                          -------------
                                               (234,000)
                                          -------------
Net (loss)                                $ (36,295,000)
                                          =============





    The accompanying notes are an integral part of the financial statements

INNOVIR LABORATORIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)


CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED) For the Six Months Ended June 30, 1998


                                                                                                                  DEFICIT
                            CLASS B CONVERTIBLE                                                                 ACCUMULATED
                              PREFERRED STOCK              COMMON STOCK         ADDITIONAL      CUMULATIVE      DURING THE
                         --------------------------  -----------------------      PAID-IN      TRANSLATION      DEVELOPMENT
                              SHARES       AMOUNT       SHARES       AMOUNT       CAPITAL       ADJUSTMENT         STAGE
                         -------------  -----------  -----------  ----------  --------------  --------------  --------------
Balance at December 31,
 1997                           280,000    $17,000    34,831,000    $453,000    $34,036,000       $(40,000)    $(31,741,000)

Sale of common stock                                  13,360,000     174,000      4,555,000

Compensation expense
 incurred in connection
 with the issuance of
 stock options                                                                       26,000


Cumulative transaction
 adjustment                                                                                         (6,000)

Net loss for the six
 months ended June
 31, 1998                                                                                                        (4,554,000)
                         --------------    -------    ----------   ---------    -----------       --------     ------------
Balance at June 30, 1998        280,000    $17,000    48,191,000    $627,000    $38,617,000       $(46,000)    $(36,295,000)
                         ==============   ========   ===========   =========    ===========       =========    ============



                                TOTAL
                            ------------
Balance at December 31,
 1997                       $  2,725,000

Sale of common stock           4,729,000

Compensation expense
 incurred in connection
 with the issuance of
 stock options                    26,000


Cumulative transaction
 adjustment                       (6,000)

Net loss for the six
 months ended June
 31, 1998                     (4,554,000)
                            ------------
Balance at June 30, 1998    $  2,920,000
                            ============

INNOVIR LABORATORIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)


Consolidated Statements of Cash Flows (unaudited)
FOR THE SIX MONTHS ENDED JUNE 30, 1998

                                                                                                                PERIOD
                                                                                                           JANUARY 6, 1995
                                                                                                             (INCEPTION)
                                                                   SIX  MONTHS ENDED                           THROUGH
                                                                        JUNE 30,                               JUNE 30,
                                                                          1998                 1997              1998
                                                                 -------------------      ------------     ---------------
Cash flows from operating activities:
 Net (loss)                                                      $        (4,554,000)     $ (5,031,000)      $ (36,295,000)

Adjustments to reconcile net (loss) to net cash (used in)
 operating activities:
  Depreciation                                                               409,000           287,000           1,354,000
  Amortization of goodwill                                                   206,000           206,000             618,000
  Purchased in process research and development                                   --                --          17,374,000
  Provision for losses on notes receivable                                        --                --              85,000
  Amortization of unearned compensation                                           --           181,000             388,000
  Non-cash compensation                                                       26,000            40,000             104,000
Changes in operating assets and liabilities:
  Decrease (increase) in other current assets                                 31,000            57,000             (16,000)
  Decrease in other assets                                                     3,000            15,000               2,000
  Decrease in accounts payable and accrued expenses                         (716,000)         (200,000)           (173,000)
                                                                 -------------------      ------------       -------------
     Net cash (used in) operating activities                              (4,595,000)       (4,445,000)        (16,559,000)
                                                                 -------------------      ------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                                                      (31,000)         (587,000)         (1,349,000)
  Cash acquired in acquisitions                                                   --                --           3,532,000
                                                                 -------------------      ------------       -------------
  Net cash provided by (used in) investing activities                        (31,000)         (587,000)          2,183,000
                                                                 -------------------      ------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sales of common stock                                      4,729,000            14,000           8,755,000
  Advances and contributed capital from VIMRX Pharmaceuticals
   Inc.                                                                     (838,000)          670,000           7,400,000
  Costs incurred in connection with issuance of equity
   securities                                                                     --           (24,000)            (24,000)
  Repayment of capital leases                                               (194,000)         (176,000)           (584,000)
                                                                 -------------------      ------------       -------------
     Net cash provided by financing activities                             3,697,000           484,000          15,547,000
                                                                 -------------------      ------------       -------------
  Effect of exchange rate changes on cash                                      2,000           (57,000)             61,000
                                                                 -------------------      ------------       -------------
     Net increase (decrease) in cash and cash equivalents                   (927,000)       (4,605,000)          1,232,000

Cash and cash equivalents at beginning of period                           2,159,000         6,412,000                  --
                                                                 -------------------      ------------       -------------

Cash and cash equivalents at end of period                       $         1,232,000      $  1,807,000       $   1,232,000
                                                                 ===================      ============       =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash  paid for interest                                          $            72,000      $     85,000       $     201,000
                                                                 ===================      ============       =============

    The accompanying notes are an integral part of the financial statements

INNOVIR LABORATORIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) The consolidated financial statements of Innovir Laboratories, Inc. and Subsidiaries (the "Company") reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of the Company's management, necessary for a fair presentation of the Company's results of operations for the respective periods presented. Operating results for any interim period are not necessarily indicative of results for a full year. These notes do not include all the information required by generally accepted accounting principles. The interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(2) Contingencies: The Company may be considered to be in violation of the terms of its office and laboratory sublease by not obtaining the required approval from the owner of the property prior to the consummation of the transactions with VIMRX whereby VIMRX acquired a majority holding in Innovir Laboratories, Inc. ("Innovir") and Innovir acquired all of the issued and outstanding shares of VIMRX Holdings, Ltd. ("VHL"), a wholly owned subsidiary of VIMRX, in December 1996. In addition, the owner of the property has alleged, and the Company's sublandlord disputes, that the sublandlord may also be in breach of its lease with the owner of the property. If the sublandlord is evicted, the Company would lose its right to occupy its current space. While the Company believes these matters may be resolved without a materially adverse effect on the Company's business or financial position, no assurance can be given as to the ultimate outcome.

     The Company has been served with a complaint in the United States Bankruptcy Court for the Southern Disctrict of New York by the Trustee for the Liquidation of the Business of A.R. Baron & Co., Inc. The complaint alleges that when the now defunct A.R. Baron repaid to Innovir a loan of $400,000 in February 1996, that it constituted a preference and fraudulent conveyance. The Trustee is seeking return of the funds. Innovir intends to contest the allegations in the complaint vigorously.

(3) NASDAQ recently notified the Company that it was not in compliance with the new minimum bid requirement of at least $1.00 per share. The Company is now engaged in review procedures with NASDAQ. If after these procedures, the Company does not receive an exemption form the minimum bid requirement or has not come into compliance with the requirement, the Company's securities will be delisted from the NASDAQ SmallCap Market and trading, if any, is expected to be on the OTC Bulletin Board.

INNOVIR LABORATORIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)


(4) Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. For example, other comprehensive earnings may include foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statement for prior periods will be reclassified, as required. The Company's total comprehensive earnings were as follows.


                                                         Six Months Ended  June 30,
                                        ----------------------------------------------------------
                                                   1998                               1997
                                        -----------------------            -----------------------
Net Loss                                             $4,554,000                         $5,031,000
Foreign currency translation                              6,000                             57,000
                                        -----------------------            -----------------------

Comprehensive loss                                   $4,560,000                         $5,088,000
                                        =======================            =======================


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

(5) Restructuring: Innovir is restructuring the research and development of its ribozyme-based technology, now being developed primarily in its European operations in Gottingen, Germany and Cambridge, England. Innovir is seeking partners or investors in the ribozyme-based technology. If new investors are not found, management intends to close the two sites and consolidate research into the New York operations.

Item 2.    Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
           Results of Operations
           ---------------------

      This report contains forward-looking statements which involve risks and uncertainties. Such statements are subject to certain factors which may cause the Company's plans to differ. Factors that may cause such differences include, but are not limited to, the progress of the Company's research and development programs, the Company's ability to obtain additional funds and remain on NASDAQ, the Company's ability to compete successfully, the Company's ability to attract and retain qualified personnel, the Company's ability to successfully enter into collaborations with third parties, the Company's ability to enter into and progress in clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents and any necessary licenses, the Company's ability to establish development and commercialization relationships, the cost of manufacturing, and those other risks discussed under the heading Risk Factors included in the Company's Form 10-K Annual Report.

      The following discussion and analysis should be read in conjunction with the financial statements and notes thereto contained herein and the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

      BACKGROUND

      On December 23, 1996, Innovir, VIMRX and certain stockholders of Innovir ("The Aries Funds") consummated a transaction (the "Transaction") whereby VIMRX acquired 68% of the outstanding stock of Innovir and Innovir acquired all of the issued and outstanding shares of VHL, a wholly-owned subsidiary of VIMRX. Innovir's acquisition of VHL and VIMRX's partial acquisition of Innovir have been accounted for as a purchase in accordance with APB Opinion No. 16, Business Combinations and Emerging Issues Task Force Issue No. 90-13, Accounting for Simultaneous Common Control Mergers ("EITF No. 90-13"). The application of APB No. 16 and EITF No. 90-13 requires that the Transaction be accounted for as a reverse acquisition and accordingly, for accounting purposes, (i) VHL is deemed to be the acquirer and surviving entity, (ii) because Innovir is deemed to be the legal acquirer, VHL's historic capital accounts have been retroactively restated (recapitalized) to reflect Innovir's capital accounts and the equivalent number of shares received by VIMRX in the Transaction, (iii) Innovir has fair valued its assets and liabilities to the extent acquired by VIMRX (68%) and (iv) the assets and liabilities of VHL are carried at VHL's historic cost. Since VHL is deemed to be the surviving entity, the statement of operations includes the operations of VHL for the period from January 6, 1995 (inception). The operations of Innovir are included only since the date of acquisition, i.e., from December 23, 1996. For accounting purposes, VHL assumed the name of Innovir Laboratories, Inc. and Subsidiaries, and, for purposes of this Quarterly Report, all references to the "Company" shall mean the consolidated entity consisting of Innovir, VHL and subsidiaries.

      On February 11, 1997, Innovir elected to change its fiscal year end date from September 30 to December 31 of each year, effective January 1, 1997. This change was made to conform Innovir's fiscal year end date with that of VHL.


      RESULTS OF OPERATIONS

      Since its inception, substantially all of the Company's resources have been applied to research and development, patents and licensing and other general and administrative matters. The Company has no commercially viable therapeutic products and does not anticipate having any for several years. The Company is developing technology to be used as a research tool to facilitate determination of gene function and to validate drug targets. The Company has had no operating revenues to date and has sustained net losses since its inception. The Company expects losses to continue for the foreseeable future.

      Three Month Period Ended  June 30, 1998  vs. June 30, 1997

      Research and development expenses decreased by $13,000 or 1% due to reduced spending for research operations by the Company in Germany offset by increases in the U.K. operation.

      General and administrative expenses decreased $174,000 or 23% due to a decrease in insurance, salaries and amortization of options and warrant expenses, offset by an increase in legal expenses related to patent prosecution.

      Amortization of goodwill relates to the asset recorded in the transaction with VIMRX, described under "Background" above.

      Interest income decreased $56,000 or 97% due principally to the decrease in the average cash balance for the three month period ended June 30, 1998 as compared to the same period in 1997.

      Interest expense decreased due to the paydown of equipment leases.

      Six Month Period Ended June 30, 1998 vs. June 30, 1997

      Research and development expenses increased by $41,000 or 1% due to costs related to restructuring the Companies European operations offset by decreases in laboratory supplies and research agreements.

      General and administrative expenses decreased by $603,000 or 39% due to decreases in salaries, benefits, insurance, professional fees, amortization of options and warrants and various other expenses.

      Interest income decreased $117,000 or 89% due principally to the decrease in the average cash balance for the comparable periods.

      Interest expense decreased due to the paydown of equipment leases.

      LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 1998, the Company had cash and cash equivalents of $1,232,000 as compared to $2,159,000 at December 31, 1997. The Company had working capital of $351,000 at June 30, 1998 as compared to working capital of $557,000 at December 31, 1997. The decrease in cash and working capital positions resulted principally from cash used in operations ($4,595,000), purchases of equipment ($31,000), pay down of capital leases ($194,000) and paydown of advances and contributed capital from VIMRX ($838,000) offset by sales of common stock (approximately $4,729,000).

      Except for payments on existing capital leases, planned operations for 1998 currently contemplate no additional expenditures for capital assets.

      Pursuant to an agreement, dated December 31, 1997, between the Company and VIMRX (the "VIMRX Agreement"), the Company sold to VIMRX an aggregate of 14,467,358 shares of the Company's Common Stock for an aggregate purchase price of $5,570,000. In addition, the Company issued to VIMRX a warrant to purchase 1,000,000 shares of Common Stock at an exercise price per share of $0.394. Pursuant to the VIMRX Agreement, the Company may require, from time to time until December 31, 1999, that VIMRX purchase from the Company up to $1,430,000 of Common Stock at a purchase price per share equal to the lower of (i) the average closing bid price per share of Common Stock during the preceding fifteen (15) days and (ii) $1.30; provided, however, that VIMRX will not be required to so purchase any Common Stock in the event it ceases to own at least 50% of the outstanding shares of Common Stock. In the six month period ended June 30, 1998, the Company sold 9,386,922 shares to VIMRX under this agreement for an aggregate amount of $3,570,000.

      On June 30, 1998, Innovir sold 3,973,533 shares of Common Stock at the closing market price for the forgiveness of $1,158,947 of advances and payables to VIMRX.

      On August 12, 1998, the Company's Class A and B warrants expired according to the terms of the warrant agreements.

      The Company expects to incur substantial expenditures in the foreseeable future for the research and development and commercialization of its proposed products. As of June 30, 1998, the Company had cash and cash equivalents of approximately $1,232,000. Based on current projections, which are subject to change (such change may be significant), the Company's management believes that this, along with the funds available under the VIMRX Agreement, will be sufficient to fund its operations to approximately the end of this year. VIMRX has indicated that it may not continue to provide funding to the Company subsequent to VIMRX existing commitment pursuant to the VIMRX agreement. Therefore, at or around the end of 1998, the Company may require additional funds to remain in existence. The Company is currently exploring its strategic alternatives which may involve the sale of all or substantially all the stock or assets of the Company, the sale, licensing or spinning off of certain of the Company's technologies, the merger of the Company with another entity, or other alternative restructuring. In addition, the Company is seeking to enter into collaborative or other arrangements with corporate sources which may provide sources of financing. There can be no assurance that any additional financing can be obtained on terms reasonable to the Company, if at all. In the event the Company is unable to raise additional capital, planned operations would need to be scaled back or discontinued.

      The Company is developing and implementing a plan to address the Year 2000 issue. Management does not believe that the associated costs will be material to the statement of operations.

   PART II.  OTHER INFORMATION

   Item 1.   Legal Proceedings.

        On July 2, 1998, an action was commenced against the Company in the United States Bankruptcy Court for the Southern District of New York entitled James W. Giddens, Trustee for the Liquidation of the Business of A.R. Baron & Co., Inc. v. Innovir Laboratories, Inc. The complaint alleges that when the now defunct A.R. Baron repaid to Innovir a loan of $400,000 in February 1996, it constituted a preference and fraudulent conveyance. The Trustee is seeking return of the funds. The Company intends to contest the allegations in the complaint vigorously.

   Item 6.   Exhibits and Reports on Form 8-K
             --------------------------------

     (a)  Exhibits:
          ---------

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


August 14, 1998

                      Innovir Laboratories, Inc.



                      By:  /s/  THOMAS R. SHARPE
                           ---------------------------------------------
                           Name:  Thomas R. Sharpe, Ph.D.
                           Title: President and Chief Executive Officer
                                  (Principal executive officer)


                      By:  /s/ Francis  M. O'Connell
                           ---------------------------------------------
                           Name:   Francis M. O'Connell
                           Title:  Chief Financial Officer
                                   (Principal financial and accounting
                                    officer)