Form 10-Q
period 1998-09-30
INNOVIR LABORATORIES INC
filed 1998-11-13
CIK 901099

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR
-----
        15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1998

                                      OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR
-----
        15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to __________

                          COMMISSION FILE NO. 0-21972
                       _________________________________

                          INNOVIR LABORATORIES, INC.
            (Exact name of Registrant as specified in its Charter)
                       _________________________________

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

     The number of shares of Registrant's common stock outstanding on November 5, 1998 was 53,279,502.
                       _________________________________

                  INNOVIR LABORATORIES, INC. AND SUBSIDIARIES

                                     INDEX
                                     -----

                                                                                        Page

PART I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements:
                  Consolidated Balance Sheets at September 30, 1998 (unaudited)
                           and December 31, 1997..............................            3

                  Consolidated Statements of Operations (unaudited) for the
                           three months  and nine months ended September 30, 1998
                           and 1997, and for the period from January 6, 1995
                           (inception) through September 30, 1998.............            4

                  Consolidated Statements of Changes in Stockholders' Equity
                           (Deficit) (unaudited) for the nine months ended September
                           30, 1998...........................................            5

                  Consolidated Statements of Cash Flows (unaudited) for the
                           nine months ended September 30, 1998 and 1997, and for
                           the period from January 6, 1995 (inception) through
                           September 30, 1998.................................            6

                  Notes to Consolidated Financial Statements..................            7

         Item 2.  Management's Discussion and Analysis of Financial Condition
                           and Results of Operations..........................           10

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings...........................................           14

         Item 6.  Exhibits and Reports on Form 8-K............................           14

SIGNATURES.       ............................................................           15

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                  INNOVIR LABORATORIES, INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE ENTERPRISE)
                          CONSOLIDATED BALANCE SHEETS

                                                                               September 30,
                                                                                   1998                       December 31,
                                                                                (unaudited)                       1997
                                                                            --------------------           -------------------
                                   ASSETS:
Current assets:
Cash and cash equivalents                                                   $          1,037,000           $         2,159,000
Prepaid expenses and other current assets                                                174,000                       184,000
                                                                            --------------------           -------------------
   Total current assets                                                                1,211,000                     2,343,000

Fixed assets less accumulated depreciation and amortization                              870,000                     2,345,000
Goodwill, net                                                                                 --                       826,000
Other assets                                                                             229,000                       220,000
                                                                            --------------------           -------------------
   Total assets                                                             $          2,310,000           $         5,734,000
                                                                            ====================           ===================

                                 LIABILITIES:
Current liabilities:
Accounts payable and accrued expenses                                       $            852,000           $         1,274,000
Capital lease  current portion                                                           243,000                       382,000
Term note payable                                                                        129,000                       130,000
                                                                            --------------------           -------------------
   Total current liabilities                                                           1,224,000                     1,786,000

Amount due to VIMRX Pharmaceuticals Inc.                                                 156,000                       838,000
Term note payable                                                                         66,000                        96,000
Capital leases                                                                           140,000                       289,000
                                                                            --------------------           -------------------
   Total liabilities                                                                   1,586,000                     3,009,000
                                                                            --------------------           -------------------

                              STOCKHOLDERS' EQUITY:
Preferred stock, par value $.06; 15,000,000 shares authorized
 Class B Convertible Preferred Stock; 2,500,000 shares designated;
   280,000 shares issued and outstanding at September 30, 1998 and
   December 31, 1997                                                                      17,000                        17,000
Common stock, par value $.013; 70,000,000 shares authorized;
 53,279,502 shares issued and outstanding at September 30, 1998;
 34,830,925 shares issued and outstanding at December 31, 1997                           692,000                       453,000
Additional paid-in capital                                                            39,955,000                    34,036,000
Cumulative translation adjustment                                                         36,000                       (40,000)
Deficit accumulated during the development stage                                     (39,976,000)                  (31,741,000)
                                                                            --------------------           -------------------
 Total stockholders' equity                                                              724,000                     2,725,000
                                                                            --------------------           -------------------
 Total liabilities and stockholders' equity                                 $          2,310,000           $         5,734,000
                                                                            ====================           ===================


    The accompanying notes are an integral part of the financial statements

INNOVIR LABORATORIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three and Nine months Ended September 30, 1998


                                                                                                                       Period
                                                                                                                  January 6, 1995
                                    Three months ended September 30,        Nine months ended September 30,         (Inception)
                                 --------------------------------------  --------------------------------------       through
                                        1998                1997               1998                 1997         September 30, 1998
                                 ------------------  ------------------  ------------------  ------------------  ------------------
Operating expenses:
Research and development          $       1,073,000   $       1,377,000   $       4,447,000   $       4,711,000   $      14,227,000
Purchased in process research and
 development                                     --                  --                  --                  --          17,374,000
General and administrative                  585,000             745,000           1,519,000           2,267,000           5,968,000
Closure of facilities and related
 costs                                    1,930,000                  --           1,930,000                  --           1,930,000
Amortization of Goodwill                    103,000             103,000             309,000             309,000             721,000
                                 ------------------  ------------------  ------------------  ------------------  ------------------
                                          3,691,000           2,225,000           8,205,000           7,287,000   $      40,220,000
                                 ------------------  ------------------  ------------------  ------------------  ------------------

Other (income) expenses:
Interest income                             (14,000)            (22,000)            (28,000)           (153,000)           (177,000)
Interest expense                             13,000              37,000              85,000             122,000             239,000
Other-net                                    (9,000)              7,000             (27,000)             22,000            (306,000)
                                 ------------------  ------------------  ------------------  ------------------  ------------------
                                            (10,000)             22,000              30,000              (9,000)           (244,000)

                                 ------------------  ------------------  ------------------  ------------------  ------------------

Net (loss)                        $      (3,681,000)  $      (2,247,000)  $      (8,235,000)  $      (7,278,000)  $      39,976,000
                                 ==================  ==================  ==================  ==================  ==================

Loss-per-share data:

Basic loss per share              $           (0.07)  $           (0.08)  $           (0.20)  $           (0.34)
                                 ------------------  ------------------  ------------------  ------------------

Weighted average number of
 common shares outstanding               51,189,478          28,055,938          41,663,444          21,374,889
                                 ==================  ==================  ==================  ==================

Diluted loss per share            $           (0.07)  $           (0.08)  $           (0.20)  $           (0.34)
                                 ------------------  ------------------  ------------------  ------------------

Weighted average number of shares
    of common stock and diluted
    equivalent shares outstanding        51,189,478          28,055,938          41,663,444          21,374,889
                                 ==================  ==================  ==================  ==================

    The accompanying notes are an integral part of the financial statements

INNOVIR LABORATORIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED) For the Nine months Ended September 30, 1998





                                                                                                                      Deficit
                               Convertible Class B                                                                  Accumulated
                                Preferred  Stock           Common Stock            Additional      Cumulative       During the
                             --------------------------------------------------     Paid-in       Translation       Development
                                 Shares       Amount       Shares       Amount       Capital       Adjustment         Stage
                             ---------------------------------------------------------------------------------------------------
Balance at December 31, 1997       280,000    $17,000    34,831,000    $453,000    $34,036,000     $(40,000)       $(31,741,000)
Sale of common stock                                     18,448,000     239,000      5,919,000
Cumulative translation
 adjustment                                                                                          76,000
Net loss                                                                                                             (8,235,000)
                             ---------------------------------------------------------------------------------------------------

Balance at September 30, 1998      280,000    $17,000    53,279,000    $692,000    $39,955,000       $ 36,000     $(39,976,000)
                             ===================================================================================================

                                 TOTAL
                             --------------
Balance at December 31, 1997    $2,725,000
Sale of common stock             6,158,000
Cumulative translation
 adjustment                         76,000
Net loss                        (8,235,000)
                             --------------

Balance at September 30, 1998   $  724,000
                             ==============

INNOVIR LABORATORIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Nine Months Ended September 30, 1998


                                                                                                         Period
                                                                                                    January 6, 1995
                                                                         Nine  months ended           (Inception)
                                                                            September 30,               Through
                                                                 ---------------------------------    September 30,
                                                                      1998               1997             1998
                                                                 --------------     --------------   --------------
Cash flows from operating activities:
 Net (loss)                                                      $  (8,235,000)     $  (7,278,000)   $ (39,976,000)

Adjustments to reconcile net (loss) to net cash (used in)
 operating activities:
  Depreciation                                                         696,000            451,000        1,641,000
  Amortization of goodwill                                             309,000            309,000          721,000
  Purchased in process research and development                             --                 --       17,374,000
  Amortization of unearned compensation                                     --            181,000          466,000
  Closure of facilities and related cost                             1,930,000                 --        1,930,000
  Non-cash compensation                                                     --             59,000           85,000
Changes in operating assets and liabilities:
  Decrease (increase) in other current assets                           19,000            140,000          (28,000)
  Decrease in other assets                                              (6,000)             6,000           (7,000)
  Decrease in accounts payable and accrued expenses                 (1,037,000)          (267,000)        (494,000)
                                                                 --------------     --------------   --------------
     Net cash (used in) operating activities                        (6,324,000)        (6,399,000)     (18,288,000)
                                                                 --------------     --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                                                (32,000)          (587,000)      (1,350,000)
  Cash acquired in acquisitions                                             --                 --        3,532,000
                                                                 --------------     --------------   --------------
  Net cash provided by (used in) investing activities                  (32,000)          (587,000)       2,182,000
                                                                 --------------     --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sales of common stock                                6,158,000          2,014,000       10,184,000
  Advances and contributed capital from VIMRX Pharmaceuticals
   Inc.                                                               (682,000)           670,000        7,556,000
  Costs incurred in connection with issuance of equity
   securities                                                               --            (24,000)         (24,000)
  Repayment of capital leases                                         (253,000)          (275,000)        (643,000)
                                                                 --------------     --------------   --------------
     Net cash provided by financing activities                       5,223,000          2,385,000       17,073,000
                                                                 --------------     --------------   --------------
  Effect of exchange rate changes on cash                               11,000            (36,000)          70,000
                                                                 --------------     --------------   --------------
     Net increase (decrease) in cash and cash equivalents           (1,122,000)        (4,637,000)       1,037,000

Cash and cash equivalents at beginning of period                     2,159,000          6,412,000               --
                                                                 --------------     --------------   --------------

Cash and cash equivalents at end of period                       $   1,037,000      $   1,775,000    $   1,037,000
                                                                 ==============     ==============   ==============

Supplemental disclosure of cash flow information:
Cash  paid for interest                                          $      83,000      $     122,000    $     212,000
                                                                 ==============     ==============   ==============


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

     The Company has been served with a complaint in the United States Bankruptcy Court for the Southern District of New York by the Trustee for the Liquidation of the Business of A.R. Baron & Co., Inc. The complaint alleges that when the now defunct A.R. Baron repaid to Innovir a loan of $400,000 in February 1996, that it constituted a preference and fraudulent conveyance. The Trustee is seeking return of the funds, together with interest thereon. Innovir intends to contest the allegations in the complaint vigorously.

(3) The Company's common stock has been delisted from the NASDAQ SmallCap Market as a result of failing to maintain a common stock closing price greater than or equal to $1.00 per share. The common stock is now eligible for trading on the NASDAQ OTC Bulletin Board.

INNOVIR LABORATORIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)


(4) Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. For example, other comprehensive earnings may include foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods will be reclassified, as required. The Company's total comprehensive earnings were as follows.


                                                        Nine months Ended  September 30,
                                          ----------------------------------------------------------

                                                    1998                               1997
                                          -----------------------            -----------------------

Net Loss                                               $8,235,000                         $7,278,000
Foreign currency translation                              (76,000)                           (36,000)
                                          -----------------------            -----------------------

Comprehensive loss                                     $8,159,000                         $7,242,000
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

(5) Closure of Facilities and Related Costs. The Company has begun closing research and development operations (New York, Gottingen, Germany and Cambridge, England) to reduce operating expenses. The Company's headquarters and core technology will move to the offices of its' majority owner, VIMRX Pharmaceuticals Inc. in Wilmington, Delaware.

     The Company continues to seek partners, investors or purchasers for its core oligozyme technology including the lead EGS, the FRS/GSFRS, the RILON(TM) technology and related research technologies.

     The restructuring of the Company has caused related expenses to be recorded, made up of severance costs, the write off of the remaining goodwill and the write down of certain fixed assets held for sale.

     As the closedown of the research and development facilities progresses, other costs may be identified which will cause additional restructuring expenses to be recorded.

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

        In May, 1998 the Company announced a strategic refocusing to conserve limited capital resources. Since that strategic refocusing, the Company has begun the process of closing its two European operations in Gottingen, Germany and Cambridge, England. In October 1998, the Company began closing its New York operations to further reduce operating expenses.


        RESULTS OF OPERATIONS

        Since its inception, substantially all of the Company's resources have been applied to research and development, patents and licensing and other general and administrative matters. The Company has no commercially viable therapeutic products and does not anticipate having any for several years. The Company is developing technology to be used as a research tool to facilitate determination of gene function and to validate drug targets. The Company has had no operating revenues to date and has sustained net losses since its inception. The Company expects losses to continue for the foreseeable future. The Company is engaged in a significant restructuring of the operations of the Company (see Note 5 to the Consolidated Financial Statements).


        Three Month Period Ended  September 30, 1998  vs. September 30, 1997

        Research and development expenses decreased by $304,000 or 22% principally due to decreased wages resulting from cutbacks in operations.

        General and administrative expenses decreased $160,000 or 21% due to a decrease in insurance, salaries and amortization of options and warrant expenses, offset by an increase in legal expenses related to patent prosecution.

        The one time charge for closure of facilities and related costs are severance costs and the write-down of fixed assets and goodwill related to the closure of research and development operations in the United States and Europe.

        The goodwill was recorded in the transaction with VIMRX described under "Background" above. The remaining goodwill has been written off in connection with the restructuring.

        Interest income decreased $8,000 or 36% due principally to the decrease in the average cash balance for the three month period ended September 30, 1998 as compared to the same period in 1997.

        Interest expense decreased due to the paydown of equipment leases.


        Nine Month Period Ended September 30, 1998 vs. September 30, 1997

        Research and development expenses decreased by $264,000 or 6% due to recent cutbacks in research and development operations.

        General and administrative expenses decreased by $748,000 or 33% due to decreases in salaries, benefits, insurance, professional fees, amortization of options and warrants and various other expenses as a result of cost cutting measures.

        Interest income decreased $125,000 or 82% due principally to the decrease in the average cash balance for the comparable periods.

        Interest expense decreased due to the paydown of equipment leases.


        LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 1998, the Company had cash and cash equivalents of $1,037,000 as compared to $2,159,000 at December 31, 1997. The Company had negative working capital of $13,000 at September 30, 1998 as compared to working capital of $557,000 at December 31, 1997. The decrease in cash and working capital positions resulted principally from cash used in operations ($8,235,000), purchases of equipment ($32,000), pay down of capital leases ($253,000) and paydown of advances and contributed capital from VIMRX ($682,000) offset by sales of common stock (approximately $6,158,000).

        Pursuant to an agreement, dated December 31, 1997, between the Company and VIMRX (the "VIMRX Agreement"), the Company sold to VIMRX an aggregate of 19,555,480 shares of the Company's Common Stock for an aggregate purchase price of $7,000,000. In addition, the Company issued to VIMRX a warrant to purchase 1,000,000 shares of Common Stock at an exercise price per share of $0.394. All obligations under the VIMRX agreement have been fulfilled.

        On June 30, 1998, Innovir sold 3,973,533 shares of Common Stock at the closing market price for $1,158,947 of advances and payables to VIMRX.

        On August 12, 1998, the Company's Class A and B warrants expired according to the terms of the warrant agreements.

        The Company plans to reduce expenditures to minimal amounts to maintain the Company. As September 30, 1998, the Company had cash and cash equivalents of approximately $1,037,000 which is expected to last until the end of the year. The Company continues to explore strategic alternatives including the sale of all or substantially all the stock or assets of the Company, the sale, licensing or spinning off of certain of the Company's technologies, the merger of the Company with another entity, or other alternative restructuring. In addition, the Company is seeking to enter into collaborative or other arrangements with corporate sources which may provide sources of financing. There can be no assurance that any of these strategic alternatives, collaborative or other arrangements, or additional financing can be consummated obtained on terms reasonable to the Company, if at all.


        YEAR 2000 ISSUES

        The Company will be relying on VIMRX's computer systems after restructuring is completed at or around the end of 1998. The Company has been advised by VIMRX that:

        VIMRX is aware of and has addressed many of the "Year 2000" issues associated with both information technology ("IT") and non-IT systems which could cause problems and network failures should the systems fail to recognize year designations after 1999.

        VIMRX has reviewed its own computer, communication, software and operating systems and is satisfied they are Year 2000 compliant. Furthermore, VIMRX has taken proactive measures to ensure the systems are Year 2000 compliant by upgrading all server and workstation operating systems. All system servers and workstations' BIOS have been reprogrammed and are Year 2000 compliant. (The BIOS is responsible for starting the computer by providing a basic set of instructions. It performs all the tasks which need to be done at start-up time).

        VIMRX has upgraded all productivity, communication and accounting software to meet Year 2000 compliance. VIMRX has tested the accounting systems with the Year 2000 date and feels confident that they are compliant.

        VIMRX will plan system-wide testing in the first quarter of 1999. Any system failures will be addressed at that time. VIMRX feels its Year 2000 risks are very minimal. VIMRX has spent approximately $710,000 to upgrade its systems which brought the Company into year 2000 readiness. Direct costs related to the review of year 2000 issues have been immaterial.

        VIMRX will continue to contact critical suppliers, collaborators, partners and vendors to determine if their operations, as they relate to VIMRX, are Year 2000 compliant.

        Although VIMRX will take all practical measures to prevent problems related with the Year 2000 programming problem, such problems and failures may occur which could seriously affect VIMRX's progress. Because of the unprecedented nature of such problems, the extent of the effect on VIMRX's progress cannot be certain.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

On July 2, 1998, an action was commenced against the Company in the United States Bankruptcy Court for the Southern District of New York entitled James W. Giddens, Trustee for the Liquidation of the Business of A.R. Baron & Co., Inc.
v. Innovir Laboratories, Inc. The complaint alleges that when the now defunct A.
R. Baron repaid to the Company a loan of $400,000 in February 1996, it constituted a preference and fraudulent conveyance. The Trustee is seeking return of the funds, together with interest thereon. In August 1998, the Company answered the complaint. The Company intends to contest the allegations in the complaint vigorously.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

 (a)  Exhibits:
      ---------

      27  Financial Data Schedule.

 (b)  Reports on Form 8-K:
      -------------------

  During the quarter for which this report is filed, the Company filed a current report on Form 8-K, dated October 14, 1998 as filed on October 21, 1998, regarding the Company's decision to close its New York operations to further reduce expenses; no financial statements were filed in connection with such report.


  All other Items of this report are inapplicable.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


November 13, 1998

                      Innovir Laboratories, Inc.



                      By:  /s/  THOMAS R. SHARPE
                           ----------------------------------------------------
                           Name:   Thomas R. Sharpe, Ph.D.
                           Title:  President and Chief Executive Officer
                                   (Principal executive officer)


                      By:  /s/ Francis  M. O'Connell
                           ----------------------------------------------------
                           Name:   Francis M. O'Connell
                           Title:  Chief Financial Officer
                                   (Principal financial and accounting officer)